Form 10KSB
period 1995-07-27
SUNRISE PRESCHOOLS INC/DE/
filed 1995-10-27
CIK 818695

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 29, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                      TO
         ----------------------------    ----------------------------

                       COMMISSION FILE NUMBER:   0-16425

                            SUNRISE PRESCHOOLS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                             86-0532619
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

           9128 E. SAN SALVADOR, SUITE 200, SCOTTSDALE, ARIZONA 85258
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (602) 860-1611

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The Registrant's operating revenues for its most recent fiscal year were:
$9,715,023

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the over-the-counter market as reported by the National Quotation Bureau, Inc. on October 20, 1995, was approximately $3,565,459. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 20, 1995, 2,935,894 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                           LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part III herein on page number 53.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:   YES          NO   X
                                                     -----       -----

                               TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I:
         Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
         Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
         Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
         Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .   15

PART II:
         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholders Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
         Item 6.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operation   . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
         Item 7.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . .   22
         Item 8.   Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . .   42

PART III:
         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                   Compliance With Section 16(a) of the Exchange Act  . . . . . . . . . . . . .   43
         Item 10.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . .   45
         Item 11.  Security Ownership of Certain Beneficial Owners and Management   . . . . . .   50
         Item 12.  Certain Relationships and Related Transactions   . . . . . . . . . . . . . .   52

PART IV:
         Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   . . . . .   53

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-1

                                     PART I

ITEM 1.      BUSINESS.

                                COMPANY PROFILE

         The Company was organized under Delaware law in May 1987, and is the successor to two corporations that initially operated the Company's child care centers. Venture Educational Programs, Inc. ("Venture"), an Arizona corporation, was formed in 1980. Venture operated the first two Sunrise Preschools, which opened in September 1982 and September 1984, respectively, and also operated a child care center under another name until August 1984. An affiliated company, Sunrise Preschools, Inc., an Arizona corporation ("Sunrise Arizona"), was formed in November 1985 and operated five child care centers, which opened from January 1986 to May 1987. On May 27, 1987, Venture was merged into Sunrise Arizona, and on May 28, 1987, Sunrise Arizona was merged into the Company. The Company has one wholly owned subsidiary, Sunrise Preschools Hawaii, Inc., formed in fiscal 1990 to operate child care centers in Hawaii. Another subsidiary, Sunrise Holdings, Inc., formed in fiscal 1987 to construct the Company's child care centers, was dissolved effective September 10, 1994. As used in this Annual Report, unless the context indicates otherwise, the term "Company" refers to Sunrise Preschools, Inc., and its subsidiaries and predecessors.

         Effective February 1, 1994, a portion of the Company's operations were transferred to a Hawaii nonprofit corporation, Preschool Services, Inc. ("PSI"). Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. Under a written agreement between the Company and PSI, the Company provides PSI with management and administrative services and educational programs in exchange for a management fee. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


         The Company's principal executive offices are located at 9128 East San Salvador, Suite 200, Scottsdale, Arizona 85258, and its telephone number is
(602) 860-1611.

         The fiscal year of the Company consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year. However, for clarity of presentation, all information has been presented as if the fiscal year ended on July 31.


                                    BUSINESS
GENERAL

         Sunrise Preschools, Inc. operates a chain of premium quality child care centers that offer comprehensive child care services primarily for children ages six weeks to twelve years. The Company operates 27 child care centers in Arizona and Hawaii. Enrollment on July 31, 1995 was approximately 2,900 children and the aggregate licensed capacity of the Company's child care centers was 3,485 children. The licensed capacity of each of the Company's child care centers can fluctuate from time to time due to changes in the center's configuration and changes in the age mix of the children enrolled. The Company offers both full and half-day programs, as well as extended hours at two of its facilities including 24-hour care at one location.

         The Company's strategy is to be a comprehensive provider of high quality child care services in demographically desirable markets. The Company intends to pursue this strategy by acquiring individual centers and small chains of community-based centers, by promoting and developing employer sponsored and other partnership child care programs and by assuring that its child care centers have high quality facilities and equipment as well as innovative learning programs. Due to the fragmented nature of the child care industry, the Company believes that it has many opportunities to pursue its strategy of acquiring individual centers and small chains of community-based centers.

         The Company differentiates itself from other child care providers by offering a comprehensive curriculum that incorporates innovative learning techniques and programs and by offering its patrons modern facilities and equipment. The Company's education-based programs emphasize the use of learning centers to enhance the child's development. The programs are designed to appeal to parents who consider education and development, rather than custodial care, as being most important in choosing a child care facility. In addition to the regular learning programs, all of the Company's child care centers offer computer-based learning programs using state-of-the-art software and a number of extra-curricular programs such as gymnastics, piano lessons and aquatic activities. Upon acquisition of new child care centers, the Company intends to implement its learning programs and curriculum and, if necessary, update and modernize the equipment and facilities of the acquired centers. The Company believes that such programs and strategies contribute significantly to its revenues.

         The Company's strategic emphasis on child development and learning programs are geared toward modern attitudes about child care. Surveys show that working mothers believe that their children benefit from center-based child care because it is educational, contributes to child development and builds social skills. Surveys also show that working mothers believe that one-on-one child care is of lesser educational value than group care.

THE CHILD CARE INDUSTRY

         There are two primary types of child care: center-based and home-based. Center-based care is provided by churches, nonprofit and for-profit entities that provide a wide variety of services ranging from custodial care to comprehensive preschool curricula. Home-based care is much less uniform than center-based care. There is usually greater dependence on the availability of and training by one or only a few adults, and facilities are less likely to be customized to the needs of children. Payment for child care services may be made completely by parents or subsidized in whole or in part by others, including governmental programs, employers and nonprofit churches or community groups.

         The for-profit child care market segment is highly fragmented, due to the large number of facilities offering child care services. Revenues for the for-profit child care market are estimated to be about $9 billion, based on a licensed capacity estimated at 3.5 million. The largest 50 for-profit child care providers are estimated to account for only 11% of industry revenues and it is estimated that there are more than 76,000 for-profit providers of child care in the United States. Based on its licensed capacity, the Company believes it ranks among the largest forty providers of child care services in the country.

                              [GRAPHIC DESCRIPTION]

                   A pie chart depicting the for-profit child
                    care market that is large and fragmented
                     showing that the top 50 chains account
                     for only 11% of the market, with small
                     operators accounting for about 89% of
                                  the market.


DEMOGRAPHIC TRENDS

         The for-profit child care market segment has grown substantially in the last 20 years. Prior to that time, child care was provided almost exclusively through in-home care, church-sponsored and other local nonprofit facilities. Demand has increased for additional child care facilities as the result of increasing numbers of single parents, dual income families and the increasing use by many parents of quality child care programs for the educational and developmental benefit of their children. This demand is somewhat seasonal, with slightly lower enrollment levels typically experienced during July and August, as well as around holidays, such as Christmas. National and regional chains and other independent for-profit child care centers compete to meet these needs.

         In recent years, a number of national demographic trends have significantly increased the demand for the Company's services. According to the United States Bureau of the Census, in 1989 (for the first time since 1964, the final year of the "baby boom") and again in 1990, 1991 and 1992, the number of babies born in the United States surpassed four million. From 1980 to 1990, the number of children under age five increased 13% and the number of children ages five through nine increased 7%. In addition, there has been an increase in the number of mothers in the workforce that have children ages three to five years, which has increased from 45% in 1978 to 53% in 1992. The number of women of child-bearing age in the work force has also increased in recent years. In light of the industry trends, the Company believes that demand for use of center-based educational and developmental programs of the type provided by the Company will continue to grow.

                             [GRAPHIC DESCRIPTION]

            A graph depicting the percent of mothers of preschool age
              children, who work from 1970 through 1990. In 1970,
          30% of mothers with preschool age children worked, in 1980,
                      47% worked and in 1990, 59% worked.

                              [GRAPHIC DESCRIPTION]

            A graph depicting the labor force participation of women of child-bearing age that starts with 41 million in 1990, increases to an estimated 43 million for 1995 and to an estimated 44 million in the year 2000.

Source:  U.S. Bureau of Labor Statistics


CHILD CARE CENTER OPERATIONS

         Consistent with the Company's strategic emphasis on high quality child care, the Company's operations are designed to appeal to parents who want innovative learning programs emphasizing child development offered in modern facilities. The Company's approach to its operations includes the following concepts:

                 FACILITIES -- Facilities are designed with a number of features that promote an optimal atmosphere for child development, as well as efficient adult child interaction and observation. The Company's child care center design incorporates individual classrooms and provides a quiet atmosphere within each classroom while still allowing free movement from activity to activity. An abundance of windows gives the facility an open, airy and clean appearance. Most of the Company's child care facilities have observation rooms for parents to view their children's participation in the daily activities without interruption. Bathrooms are adjacent to each classroom for easy access and safe monitoring of children. Many facilities have video cameras in each classroom that are monitored on a continual basis at the front office. Licensed capacity of the Company's child care centers ranges from 12 to 249 children, although in some centers actual enrollment may be higher because some children are enrolled on a part-time basis.

                 PLAYGROUNDS -- All playgrounds consist of areas with equipment such as wheeled toys and climbing apparatus to help children develop their large muscle skills. Playgrounds are divided between younger and older children. Sandy areas are available, as are swings, slides, balancing and other play equipment.

                 PROGRAMS -- The Company believes in a developmental approach to learning in which each classroom is arranged with learning stations, or centers, that are designed to help children think, communicate and create. A wide variety of learning materials and equipment, including at least two computers per center, are available to the children. Field trips in Company vans are used to enhance the programs. The Company also provides various full-day and half-day programs, including ballet, computer, piano and gymnastics lessons and, during the summer, swimming and related aquatic activities.

                 AVAILABILITY -- The Company recognizes that the parents of enrolled children have varying child care needs. Parents may enroll their children for any mix of days per week with a minimum of two days per week. Most of the Company's child care centers are open from 6:00 a.m. to 6:30 p.m., five days per week, all year, except on major holidays. The Company also offers extended care at two of its facilities, including 24-hour, seven days a week service at one facility. Parents may visit their child's facility at anytime during operating hours. Each child care facility regularly conducts parents' nights, during which parents can discuss the progress of their children with the staff, watch their children perform or hear professionals in the child care field speak on relevant subjects.

                 MANAGEMENT -- Each child care facility is operated as a unit under the supervision of a director assigned to that facility. The director is responsible for hiring teachers, organizing and monitoring programs, supervising all records and regulatory compliance, collecting tuition, marketing and corporate office reporting. Directors are paid a monthly salary plus a bonus based on several factors, including enrollment levels and profitability of the child care facility.

CURRICULA AND PROGRAMS

         The Company believes that a developmental approach to learning is essential to positive growth in children. Children are grouped within each center by age and developmental level. The following programs are offered by the Company:

                 INFANTS -- The infant program is available on a full-time and, in some cases, a part-time basis, and includes various developmental activities designed to foster visual perception and motor development.

                 TODDLERS -- The toddler program includes a variety of developmental activities such as wet and dry tables, blocks and dolls. Development of social skills, gross motor skills and language skills is emphasized in the toddler program.

                 PRESCHOOLERS -- The curriculum features pre-reading skills and other activities to prepare children for school. Learning centers are available in each classroom to expose children to art, music, science, sensory development, woodworking, math and language. In addition, the program includes daily individual and group activities designed to stimulate and enhance motor skills and physical development.

                 SCHOOL AGE CHILDREN -- The Company provides a before and after school program for children who are of primary school age. The Company offers to transport children in Company vans to the neighborhood schools in the morning, and back to each of the Company's child care centers in the afternoon. A portion of each day is set aside to help the children with homework from their schools. In addition, this program includes arts and crafts projects, field trips, dance and gymnastics classes, physical activities, group sports and computers. When neighborhood schools are closed for certain holidays or summers, these children can become full-time students.

                 SUMMER -- In an effort to increase enrollment in the summer months, the Company modifies its preschooler and school-age programs during the summer. The programs are enhanced with additional field trips and other optional activities. Historically, the Company has experienced a decrease in revenues during the summer months, which the Company believes is typical in the child care industry.

                 OPTIONAL PROGRAMS -- The Company offers special programs for children whose parents seek more specialized activities. Through cooperative efforts with outside organizations, such as the internationally recognized Desert Devils Gymnastic Club, in the Phoenix metropolitan area, the Company offers special gymnastics and other classes for children ages three and up. Specialized gymnastics equipment has been installed on site at most of the Company's Arizona child care centers, and all of the classes are taught by professionally trained staff.

                 The Company also has contracted with Whiz Kids Computer Academy, an Arizona corporation, to offer sophisticated, computer-based, educational classes on site to children ages three and up utilizing highly trained teachers and state-of-the-art software. Other various special programs are offered by the Company including ballet, swimming, piano and karate. Presently, all of these special programs, for which an additional fee is charged, account for a small percentage of the monthly revenue at each child care center; however, the Company continues to expand and market these programs to seek additional student participation and increased revenue.

                 SPECIAL NEEDS PROGRAM -- Since July 1987, the Company has been awarded an annual contract from the Division of Developmental Disabilities of the Arizona Department of Economic Security to provide a goal-oriented training program for and to integrate mild to severely handicapped children in child care centers. In September 1991, the Company was approved to be a private provider of special education preschool programs and related services by the Arizona Department of Education. Since June 1991, the Arizona Department of Economic Security, as administrator of a child care block grant, has awarded the Company an annual contract to deliver child care to families with special needs children. These contracts have been renewed through June 1996.

TUITION

         The Company determines tuition charges based upon a number of factors including age of child, number of days and hours of attendance, location and competition. Part-time students are charged proportionately higher rates than full-time students. The Company's current weekly charges for full-day service range from $85 to $142 per child, depending on the location of the center and the age of the child. Tuition is generally collected on a weekly or monthly basis in advance. For the fiscal years ended July 31, 1995, 1994 and 1993, the Company's average weekly tuition rate was $97, $94 and $92, respectively. The average weekly tuition rate is the average basic public tuition rate for full-time four year old children at all centers (other than centers operated on a management fee basis).

MARKETING

         The Company targets a market consisting primarily of parents having above average incomes and education. According to the United States Bureau of the Census, families earning over $45,000 a year are twice as likely as families with incomes below $20,000 to enroll their children in child care centers. Based on a survey by the Company of its participating parents, the Company believes that over 50% of the families of enrolled children have annual incomes exceeding $50,000. The Company uses demographic studies to locate its campuses in geographic areas consistent with the Company's target market. The Company's primary sources of new enrollments have been from distribution of promotional material in residential areas surrounding a child care facility in conjunction with its opening, referrals from satisfied parents, yellow-page advertising and traffic exposure. For existing child care facilities the Company also advertises through direct mail, newspaper, telemarketing and by participating in community child-related events. The advertising campaign focuses primarily on summer promotion to enhance each fall's enrollment. For the fiscal years ended July 31, 1995, 1994 and 1993, the Company's average percentage occupancy was 76.7%, 78.3% and 78.8%, respectively. The average percentage occupancy is calculated by dividing the operating revenues for all of the Company's centers (other than centers operated on a management fee basis) for the respective years by the product of (i) licensed capacity for all of the Company's centers (other than those operated on a management fee basis) and (ii) the average of the basic tuition rate for full-time four year old children at all such centers for the respective years based on 50 weeks of attendance per year.

EXPANSION

         The Company's initial growth was achieved primarily through developing and constructing its own facilities. During fiscal 1994, the Company expanded its child care operations by opening four additional sites through cooperative efforts with various outside parties. One additional site was also opened in fiscal 1995. These ventures required a minimal capital investment by the Company while expanding its licensed capacity by approximately 165 children.

         The Company intends to use a portion of the proceeds of this offering to open new child care centers. In addition, the Company will actively consider acquiring established child care centers operated in the southwestern United States, as well as in other geographic areas. The Company intends to acquire established child care centers by purchasing the assets of such centers from third parties and paying the purchase price of such assets in a combination of cash and notes. Long-term growth opportunities will also come from build-to-suit opportunities, where child care facilities can be developed as an amenity to an overall project or as stand-alone facilities constructed by the Company. With regard to build-to-suit opportunities, the Company currently intends to contract with an unrelated third party to develop and construct child care centers based on the Company's specifications. The Company will then lease such child care centers from the third party. Additional long-term growth opportunities will continue to come from partnership and contract child care programs that provide relatively low risk expansion opportunities. The Company will also continue to evaluate opportunities related to employer centers and developer-assisted programs as they arise.

         Consistent with its acquisition strategy, the Company recently entered into an agreement to purchase the operations of two child care centers in Colorado, which have an aggregate licensed capacity of 238 children. PSI also recently entered into a partnership child care arrangement with a church in the Milwaukee, Wisconsin area pursuant to which PSI will assume the operations of a child care center with a licensed capacity of approximately 100 children for the church. The Company will operate the child care center for PSI pursuant to the PSI Agreement. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         From time to time, the Company may decide to close one or more child care centers and contracts relating to centers operated for third parties may expire or be terminated by the third party. In fiscal 1995, one contract for a child care center with a licensed capacity of 24 children expired and was not renewed. The Company continually monitors the enrollment levels at its child care centers and the long-term prospects of the geographic areas in which its child care centers operate. If the Company determines that the operations of two or more child care centers could be consolidated to operate more efficiently, it may from time to time consolidate the operations of two or more child care centers, which may result in the closing of one or more child care centers.

EMPLOYER CHILD CARE PROGRAMS

         Increasing numbers of employers are offering child care benefits to their employees. To increase enrollment, the Company has capitalized on this trend by actively pursuing contracts with various employers through its Employer Child Care ("ECC") programs. The Company's ECC programs are tailored to meet each employer's particular needs. The Company may also contract to operate a child care center constructed by an employer for its exclusive or semi-exclusive use. The Company also offers assistance to employers in marketing their programs to employees and encourages the employers to subsidize tuition costs and to implement programs that enable their employees to realize available federal tax benefits. The Company instituted its first ECC program in May 1987 and has consistently added employer participants since that time. Among the corporations that have ECC programs with the Company are America West Airlines and American Express. For the fiscal years ended July 31, 1995, 1994 and 1993, revenues from ECC programs, including revenues received from employers as well as employees, represented 45%, 41% and 35%, respectively, of the Company's total operating revenue.

         One of the more innovative ECC programs, although not the largest, is the Child Development and Family Studies Laboratory ("CDFSL"). The CDFSL is a research, teaching and community service facility at the Arizona State University West Campus ("ASU West") in Phoenix, Arizona, which has a licensed capacity of 58 children. The laboratory provides a program for parents and children to participate in interesting projects for observational research. As part of their educational training, students attending ASU West are permitted to observe the interaction of children in a combined environment of child care and teaching. An advanced program has been developed using lower teacher to child ratios than is required. The program is available to faculty, staff and students of ASU West and to the general public if space permits.

PARTNERSHIP CHILD CARE PROGRAMS

         One strategic focus of the Company is to increase its enrollment levels through various partnership arrangements with third parties, including churches and health clubs. Typically, these partnership arrangements involve an agreement by the Company to operate a child care center at facilities owned by the third party. The Company and the third party share the operating risks of the child care centers and share any profits generated by the centers. The child care centers are open to the general public. Because the third party provides the facilities for the child care center, these partnership programs provide the Company with an opportunity to increase its enrollment with only a minimal capital investment.

         Some of the Company's partnership activities are undertaken in connection with PSI, a nonprofit corporation. Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. PSI typically enters into agreements with third parties to establish child centers or assume the operations of existing child care centers and then contracts with the Company to operate the child care centers in exchange for a management fee. Profits generated by the entities are shared by PSI and the third party. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Currently, the Company operates five child care centers based on partnership arrangements with various third parties, including PSI. The total licensed capacity of these child care centers is 396 children.

CONTRACT CHILD CARE PROGRAMS

         In contrast to child care partnership arrangements, which are characterized by a sharing of profits and operating risks, the Company also operates child care centers on a contract basis. Pursuant to the contractual arrangements, the Company is reimbursed for its expenses and paid a predetermined fee for operating the child care centers. The contract arrangement typically provides for the Company to operate a child care center at a site provided by the third party, which requires only a minimal capital investment by the Company.

         In January 1993, the Company opened its first four contract child care facilities in conjunction with a high school district in Phoenix. The child care centers are located on various high school campuses and provide child care services for the children of at-risk teen parents enrolled in the district's schools. During fiscal 1994, this contract with the district was expanded to cover three additional centers. The total licensed capacity of the seven centers is 101 children.

COMPETITION

         The child care industry is highly competitive, with Phoenix, Arizona being one of the most competitive markets in the United States. In the geographic areas in which the Company operates, the Company competes with centers owned by national chains such as Ultra Child Care/Mary Moppets, Kinder-Care Learning Centers, Inc., Children's World Learning Centers, Inc., Palo Alto Preschools/Child Time and La Petite Academy, Inc., as well as child care centers owned by nonprofit organizations that may be supported to a large extent by endowments, charitable contributions and other forms of subsidies.
In addition, the Company competes with individually owned proprietary child care centers, licensed child care homes, unlicensed child care homes, public schools, the YMCA and businesses that provide child care for their employees at the work place.

         The Company believes that competition in the child care industry is based on a variety of factors:

                 QUALITY OF FACILITIES, STAFF AND PROGRAMS. A significant competitive factor is the extent to which programs broader in scope than custodial care are provided. The Company offers extensive educational and developmental programs which are broader in scope than those offered by many of its competitors. See "BUSINESS -- Curricula and Programs."

                 COSTS. Due to the extensive curriculum and program offerings, the Company's tuition is generally higher than that of its competitors. For parents who choose child care facilities based on cost alone, the Company has difficulty competing.

                 LOCATION. The location and convenience of the child care center to the parent is very important. The Company's child care centers are generally located in or near middle to upper income residential areas, and are intended to be convenient for the market segment targeted for enrollment.

                 OTHER FACTORS. Other competitive factors include size and design of the facilities, parents' religious preferences, availability of in-home or school-sponsored services, hours of operation and operating and educational philosophies.

         The Company competes favorably within the industry and is one of the largest providers of child care in both Arizona and Hawaii. The Company's enrollment levels are at or above industry averages.

INSURANCE

         The Company has not had any material claims against its liability insurance; however, the Company, as well as other child care providers, has had difficulty obtaining adequate liability insurance coverage at reasonable rates for child physical and sexual abuse. The Company has comprehensive general liability insurance with a limit of $1,000,000 per occurrence and $2,000,000 aggregate per location, including $250,000 coverage for child physical and sexual abuse. It also has insurance coverage for automobile liability, with a per occurrence limitation of $1,000,000. In addition, the Company has a $5,000,000 umbrella policy to cover claims in excess of the per occurrence limitation on the general liability policy.

GOVERNMENT REGULATION

         Operators of child care centers are subject to a wide variety of state and local regulations and licensing requirements, including site inspection for safety and compliance with building codes, review of programs and facilities, ratio of staff to the number of attending children, health standards (including food service) and zoning. Each child care center must be licensed by the appropriate state and local authorities before it may begin operations. The Company believes that each of its child care centers is in compliance, in all material respects, with such requirements. No proceedings to suspend or revoke any of the Company's licenses have been instituted. Compliance with government regulations increases the Company's operating costs; however, these costs are generally offset by increases in tuition. No significant changes in government regulations are expected in the next twelve months.

CHILD CARE INCOME TAX BENEFIT

         The Internal Revenue Code of 1986, as amended, provides an income tax credit ranging from 20% to 30% for parents for certain child care expenses, subject to certain maximum limitations and income levels. Under present law, the fees paid to the Company by working parents qualify for the federal tax credit. In addition, many families also benefit from flexible spending plans that permit families to pay a portion of their child care expenses with pre-tax income.

SERVICE MARK

         "Sunrise Preschools" and the logo associated with the name are federally registered service marks of the Company that expire in February 2007. Management believes that the Company's service marks provide adequate protection against unauthorized use of its name and logo.

EMPLOYEES

         Individual child care centers are staffed with a director, one assistant director, teachers and teacher assistants. All personnel participate in periodic in-service and external training programs and are required to meet applicable state and local regulatory standards.

         Each of the Company's child care centers is operated as a unit under the supervision of a director assigned to that child care center. The director is responsible for hiring teachers, organizing and monitoring programs, supervising all records and regulatory compliance, collecting tuition, marketing and corporate office reporting. The Company conducts an in-house "LIT" (Leadership-in-Training) program designed to instruct and motivate existing personnel for a future management position at a Sunrise Preschool.

         All center personnel are carefully monitored to ensure compliance with current state regulations regarding age, experience and educational requirements. The background check of prospective employees includes a fingerprint check with the Federal Bureau of Investigation. To date, the Company has not experienced any difficulty in attracting and retaining qualified personnel, but there can be no assurance that the Company will be able to continue to attract and retain qualified personnel.

         As of July 31, 1995, the Company employed approximately 437 persons, approximately 11 of which were employed in the corporate office and approximately 426 of which (including 72 part-time employees), were employed at the Company's child care centers. All management and supervisory personnel are salaried; substantially all other employees are paid on an hourly basis. The Company provides partial child care benefits for its employees in addition to partial payment of medical and dental insurance premiums.

         None of the Company's employees are represented by a union, and the Company does not anticipate any union organization activities among its employees.

ITEM 2.      PROPERTIES.

         Of the 27 child care centers operated by the Company in Arizona and Hawaii, 14 are leased with terms expiring on various dates between 1995 and 2009. Two of these centers, in turn, are subleased to PSI. The building leases generally include option renewal periods of 5 to 25 years at the Company's discretion and the option to purchase the leased facilities. The aggregate monthly lease payments on the 14 centers (net of monthly sublease income of approximately $2,300) total approximately $190,000. Each of the leases contains provisions for lease payment increases based on the Consumer Price Index or other similar formulas. The Company is generally responsible for taxes, insurance, maintenance and other expenses related to the operation of the leased facilities. The lessors are unaffiliated third parties who purchased the centers either from affiliates of the Company or from its former wholly owned subsidiary, Sunrise Holdings, Inc. The remaining 13 facilities are operated pursuant to various agreements with outside agencies. The Company pays no rent at any of these facilities. See "BUSINESS -- Employer Child Care Programs," "Partnership
Child Care Programs" and "Contract Child Care Programs."

         The Company's principal executive offices are leased and located in approximately 4,700 square feet in Scottsdale, Arizona. The Company believes that its headquarters facility is adequate for operations for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS.

         None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
             MATTERS.

         Trading activity with respect to the Company's Common Stock has been limited. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

         The Common Stock was registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") in 1987. From September 11, 1987 until January 27, 1991, when the National Association of Securities Dealers Automated Quotation System ("Nasdaq") changed its listing requirements, the Common Stock was listed on Nasdaq under the symbol SUNR. Subsequent to such date, the Common Stock has been quoted in the National Daily Quotation Service ("Pink Sheets") published daily by the National Quotation Bureau, Inc. under the symbol SUNR. Quotations are also available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol 3SUNR. The following table sets forth the high and low bid prices for the Common Stock based on closing transactions during each specified period as reported by the National Quotation Bureau, Inc., which prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

             Fiscal 1994                             High                 Low
                                                    ------               ------
                      First Quarter                 $1.000               $ .750
                      Second Quarter                 1.250                 .875
                      Third Quarter                  1.500                 .750
                      Fourth Quarter                 1.625                1.250


             Fiscal 1995                             High                 Low
                                                    ------               ------
                      First Quarter                 $1.375               $1.000
                      Second Quarter                 1.688                 .938
                      Third Quarter                  1.563                1.125
                      Fourth Quarter                 2.625                1.250

         There were approximately 270 record holders and 660 beneficial holders of the Company's Common Stock as of September 30, 1995. On October 20, 1995, the bid and asked prices for the Common Stock were $2.25 and $2.50, respectively.

         The Company has never paid a dividend on its Common Stock. The Company presently does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company may not pay any dividends on its Common Stock unless all cumulative dividends on its Series B Preferred Stock are paid. The annual dividend rate of the Series B Preferred Stock is $.10 per share, which currently amounts to $50,000 per year in the aggregate based on 500,000 issued and outstanding shares of Series B Preferred Stock. As of July 31, 1995, accrued but unpaid dividends payable on the Series B Preferred Stock were $265,833. In addition, the Company has a credit facility with a bank pursuant to which it may borrow up to $500,000. As of September 30, 1995, approximately $80,000 had been borrowed under the working capital line portion of this credit facility. Pursuant to the terms of the credit facility, the Company may not pay any dividends without the consent of the bank. Furthermore, under Delaware corporate law, the Company may be prohibited in certain circumstances from paying dividends (whether in cash or otherwise).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         During fiscal 1994, a portion of the Company's operations were transferred to PSI, a Hawaii nonprofit corporation. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company provides PSI with management, administration and educational programs for PSI's child care centers and leases substantially all of the equipment and other property necessary for the operation of the related child care centers to PSI under an Administrative Services Agreement, License and Equipment Lease (the "PSI Agreement"). For fiscal 1995 and 1994, the administrative fees totalled $42,000 and $25,000, respectively. The Company has agreed to defer future administrative fees and lease payments due from PSI (which in the aggregate are approximately $170,000 annually) until such time as PSI's cash flow is adequate to fund these fees, which the Company estimates will occur no sooner than 1998. In connection with this deferral, the accumulated amounts due from PSI at July 31, 1995 have been converted to a promissory note equal to the present value of the expected future payments to be received. This resulted in a reduction in the outstanding receivable balance, through a charge to the provision for bad debts of $176,500. The promissory note bears interest at 8%, with monthly payments due beginning January 1998 through July 2002. See Note 3 of Notes to Consolidated Financial Statements.

  FISCAL YEAR ENDED JULY 31, 1995, COMPARED TO FISCAL YEAR ENDED JULY 31, 1994

         As a result of the transfer of a portion of the Company's operations to PSI effective February 1, 1994, the Company has used the pro forma financial statements set forth below for fiscal 1994, as adjusted as if the PSI Agreement was in effect as of August 1, 1993, as the basis for the comparison of operating results. See Note 3 of Notes to Consolidated Financial Statements.

                                                       Year Ended July 31,
                                       ------------------------------------------------
                                               1995                 1994 (Pro forma)
                                       ---------------------    -----------------------
                                                       % of                       % of
                                        Dollars      Revenue     Dollars        Revenue
                                       ----------    -------    ----------      -------
Operating revenue . . . . . . . . . .  $9,715,023     100.0%    $9,662,959       100.0%
                                       ----------     -----     ----------       -----
Operating expenses:
  Payroll   . . . . . . . . . . . . .   4,730,962      48.7      4,869,501        50.4
  Facilities and maintenance  . . . .   2,975,916      30.6      2,825,368        29.2
  General and administrative  . . . .   1,396,660      14.4      1,288,940        13.3
                                       ----------     -----     ----------       -----
Total operating expenses  . . . . . .   9,103,538      93.7      8,983,809        92.9
                                       ----------     -----     ----------       -----
Income from operations  . . . . . . .     611,485       6.3        679,150         7.1
Other income (expense)  . . . . . . .     (24,633)     (0.3)       (53,273)       (0.6)
                                       ----------     -----     ----------       -----
Income before income taxes  . . . . .     586,852       6.0        625,877         6.5
Income tax benefit  . . . . . . . . .     220,000       2.3        475,358         4.9
                                       ----------     -----     ----------       -----
Net income  . . . . . . . . . . . . .  $  806,852       8.3%    $1,101,235        11.4%
                                       ==========     =====     ==========       =====

         Operating revenue for fiscal 1995 was $9,715,023, an increase of $52,064 or .5% over pro forma revenue of $9,662,959 during fiscal 1994. The increase was due primarily to a moderate tuition increase during the year, along with slightly higher enrollment levels during fiscal 1995.

         Operating expenses for fiscal 1995 were $9,103,538 (93.7% of revenue), an increase of $119,729 or 1.3% from pro forma operating expenses of $8,983,809 (92.9% of revenue) during fiscal 1994. This increase was due to an increase in facilities and maintenance costs and general and administrative expenses, partially offset by a decrease in payroll expense.

         Payroll expense for fiscal 1995 was $4,730,962 (48.7% of revenue), a decrease of $138,539 or 2.9% from pro forma payroll expense of $4,869,501 (50.4% of revenue) during fiscal 1994. This decrease reflects the continuing benefit of changes made during the third quarter of fiscal 1994 which included more efficient scheduling of personnel at the schools, attrition and the elimination of several positions at the corporate level. This decrease also reflects the Company's decision, in May 1995, to outsource its maintenance operations. Accordingly, the Company now pays a monthly fee for maintenance services, which is included in facilities and maintenance costs, rather than paying for staffing directly as part of payroll expense. This resulted in a decrease in maintenance department salaries of approximately $14,000.

         Facilities and maintenance costs for fiscal 1995 were $2,975,916 (30.6% of revenue), an increase of $150,548 or 5.3% from pro forma facilities and maintenance costs of $2,825,368 (29.2% of revenue) during fiscal 1994.
This increase is primarily due to an increase of $75,775 in depreciation expense as a result of the purchase of additional assets (primarily vans) during the year. The other significant increases in facilities and maintenance costs were in rent expense, which increased $72,832 due to moderate rent increases at several schools; and in maintenance service costs, which increased $14,000 due to the Company's decision, in May 1995, to outsource its maintenance operations. These increases were partially offset by small decreases in other costs, such as utilities, security services and auto leases.

         General and administrative expenses for fiscal 1995 were $1,396,660 (14.4% of revenue), an increase of $107,720 or 8.4% from pro forma general and administrative expense of $1,288,940 (13.3% of revenue) during fiscal 1994. The increase is primarily the result of the $176,500 writedown of amounts receivable from PSI discussed above, the write-off of a receivable on building space subleased by the Company to an unrelated third party and slightly higher write-offs of receivables at certain schools. These increases were offset by decreases in the following areas: professional fees decreased $45,386 due to nonrecurring costs incurred in fiscal 1994 such as legal fees incurred as a result of pursuing additional business opportunities, temporary professional help and computer consulting fees related to a computer conversion; advertising (including yellow pages, promotions and media costs) decreased by $32,818, travel and entertainment expenses decreased by $18,119, and other areas, such as supplies and bank charges, experienced moderate declines.

         Other income for fiscal 1995 increased $13,231 from fiscal 1994 due to gain on sale of fixed assets, primarily vans, traded in during the year. Net interest expense decreased $15,409, partially due to higher interest income and partially due to lower interest expense resulting from lower average interest rates on the Company's notes payable and capital leases.

         Net income for the year ended July 31, 1995 was $806,852 ($0.29 per share) compared to pro forma net income of $1,101,235 ($0.42 per share) for the year ended July 31, 1994. This decrease is due to a reduction in the income tax benefit, from $475,358 in fiscal 1994 to $220,000 in fiscal 1995, as well as a slight decline in income from operations due to a $176,500 write-down of the receivable due from PSI.

         SFAS 109 requires that deferred tax assets and liabilities be recorded to reflect the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

         At July 31, 1994, it was determined that the valuation allowance should be reduced by $475,358. At July 31, 1995, it was determined that the valuation allowance should be reduced by an additional $220,000. These determinations were based primarily on the improvement in the Company's net income over the past four fiscal years, particularly during fiscal 1994 and 1995. In addition, the Company's net operating loss carryforwards, which comprise 64% of the Company's total deferred tax assets at July 31, 1995, do not expire until 2004-06. Accordingly, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits. The changes in the valuation allowance resulted in the Company realizing an additional deferred tax asset of $220,000 at July 31, 1995, and income tax benefits totaling $220,000 during fiscal 1995.

         If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. If, however, the Company achieves sufficient profitability to use all of the deferred tax assets, the valuation allowance will continue to be reduced and reflected as an income tax benefit in future periods.

SEASONALITY AND QUARTERLY RESULTS

         The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 1995 and certain selected unaudited pro forma quarterly operating results for each quarter of fiscal 1994. The operating results of any quarter are not necessarily indicative of results of any future period.

                                                                Quarter Ended
                            --------------------------------------------------------------------------------------
                            Jul. 31,    Apr. 30    Jan. 31,   Oct. 31,   Jul. 31,  Apr. 30,    Jan. 31,   Oct. 31,
                             1995(1)      1995       1995       1994       1994      1994        1994       1993
                            --------    -------    --------   --------   --------  --------    --------   --------
Operating revenue . . . .    $ 2,367    $ 2,515    $ 2,311    $ 2,522    $ 2,372    $ 2,559    $ 2,252    $ 2,480

Operating expenses  . . .     (2,480)    (2,214)    (2,138)    (2,272)    (2,208)    (2,190)    (2,198)    (2,388)
Income (loss)
  from operations . . . .       (113)       301        173        250        164        369         54         92
Income (loss) before
  income taxes  . . . . .    $  (127)   $   293    $   174    $   247    $   146    $   360    $    41    $    79

--------------------

(1) The loss in the fourth quarter of fiscal 1995 is due to a $176,500 write-down of the receivable due from PSI. See Note 3 of Notes to Consolidated Financial Statements.


         The Company's operations are subject to seasonal fluctuations in summer months and around certain major holidays. These fluctuations have resulted in lower occupancy levels and lower operating results in the second and fourth fiscal quarters and higher occupancy levels and operating results in the first and third fiscal quarters.

TRENDS

         The Company reported its fourth consecutive profitable year in fiscal 1995. The operating results in fiscal 1995 continue a trend that began in the third quarter of fiscal 1994. School enrollments, which repeatedly achieved record levels during the last half of fiscal 1994, remain strong. Management believes that the combination of strong enrollments, the continuing impact of expense reductions implemented in the third quarter of fiscal 1994 and increased margins at the school level should continue to have a positive effect on the Company. However, there can be no assurance that such trends will continue.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the year ended July 31, 1995 was $655,538, which was sufficient to meet the normal operating requirements of the Company. Due to the Company's continuing profitable operations and the proceeds from the exercise of warrants for the purchase of 500,000 shares of the Company's common stock, working capital at July 31, 1995 was $210,600, a $711,484 improvement from a deficiency of $500,884 at July 31, 1994.

         Net cash used in investing activities for the year ended July 31, 1995 was $300,986, consisting of purchases of property and equipment totaling $354,308, offset by $53,322 in proceeds from disposals of property and equipment.

         Net cash provided by financing activities for the year ended July 31, 1995 was $124,978, consisting of $466,185 net proceeds from the exercise of warrants to purchase the Company's common stock and additional borrowings of $254,192, offset by an increase of $335,253 in the receivable from PSI, and repayments of notes payable, capital leases and the working capital line of credit. Notes payable and capital leases increased from $449,740 at July 31, 1994 to $566,020 at July 31, 1995, an increase of 25%. The additional borrowings consisted of notes payable for the purchase of ten vehicles and capital leases for equipment.

         Dividends payable on preferred stock as of July 31, 1995 were $265,833, as reflected in the accompanying Consolidated Balance Sheet.

         The Company is current on all principal and interest payments on its notes payable and capital leases. In January 1995, the Company replaced its $50,000 bank line of credit and its $50,000 line of credit from the Company's president with three new bank lines of credit: (i) a $200,000 working capital line secured by the Company's accounts receivable, which bears interest at prime plus 1.75%, (ii) a $200,000 line of credit for the purchase of equipment secured by the Company's equipment, which bears interest at prime plus 2% and
(iii) a $100,000 revolving line of credit for the purchase of vehicles secured by the vehicles financed through this line, which bears interest at prime plus 2%. These lines of credit are renewable each year on December 31. As of July 31, 1995, there were no borrowings outstanding under the working capital line or the equipment line. The amount available under the working capital line was $200,000 at July 31, 1995. Borrowings under the vehicle line consisted of $51,000 in drawdowns which were then converted to five-year notes payable.

         The Company currently expects that it will be able to renew the lines of credit under similar terms upon their maturity. However, if these lines of credit are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

         The Company entered into a letter of intent for a $5 million, firm commitment public offering of a new series of convertible preferred stock in October 1995. The offering is presently scheduled to be completed in late November 1995. The primary purpose of the offering is to provide funds for the expansion of the Company's preschool operations, both through the opening of additional Company facilities and the possible acquisition of other child care centers.

         Recently, the Company entered into an agreement to purchase the operations of two child care centers in Colorado, which have an aggregate licensed capacity of 238 children.

         Management believes the Company's operations will generate sufficient cash flow to satisfy the needs at its existing schools for the next twelve months. However, alternative sources of capital will be necessary in order for the Company to finance its current expansion plans. See "BUSINESS -- Expansion" for discussion of the Company's expansion plans.

IMPACT OF INFLATION

         Inflation has had no material effect on the Company's operations or financial condition.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sunrise Preschools, Inc.:

We have audited the accompanying consolidated balance sheet of Sunrise Preschools, Inc. (a Delaware corporation) and subsidiary as of July 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Preschools, Inc. and subsidiary as of July 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP



Phoenix, Arizona,
October 22, 1995.

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 JULY 31, 1995

                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                             $   581,311
  Accounts receivable, net of allowance for doubtful accounts of $20,000                             379,253
  Prepaid expenses (Note 2)                                                                           96,242
  Deferred tax asset, current portion (Note 10)                                                      109,000
  Inventory and supplies                                                                              16,376
                                                                                                 -----------
                 Total current assets                                                              1,182,182

  Property and equipment, net (Note 4)                                                               642,143
  Property and equipment leased to PSI, net (Notes 3 and 4)                                          514,126
  Deferred tax asset, net of current portion (Note 10)                                               586,000
  Note receivable from PSI (Note 3)                                                                  256,251
  Deposits and other assets                                                                          153,044
                                                                                                 -----------
                 Total assets                                                                    $ 3,333,746
                                                                                                 ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                               $   125,628
  Accrued expenses (Note 2)                                                                          302,259
  Dividends payable on preferred stock (Note 9)                                                      265,833
  Notes payable and capital leases, current portion (Notes 5 and 6)                                  136,618
  Deferred rent, current portion (Note 7)                                                             96,241
  Deferred gain on sale and leaseback of preschool facilities, current portion (Note 8)               45,003
                                                                                                 -----------
                 Total current liabilities                                                           971,582
                                                                                                 -----------

NOTES PAYABLE AND CAPITAL LEASES, net of current portion (Notes 2, 5 and 6)                          429,402
                                                                                                 -----------

DEFERRED RENT, net of current portion (Note 7)                                                       416,787
                                                                                                 -----------

DEFERRED GAIN ON SALE AND LEASEBACK OF PRESCHOOL FACILITIES,
  net of current portion (Note 8)                                                                    132,651
                                                                                                 -----------

COMMITMENTS AND CONTINGENCIES (Notes 7, 12 and 13)

SHAREHOLDERS' EQUITY (Notes 7, 9, 12 and 13):
Preferred stock, $1 par value - 1,000,000 shares authorized,
  500,000 shares issued and outstanding                                                              500,000

Common stock, $.01 par value 10,000,000 shares authorized,
  2,935,894 shares issued and outstanding                                                             29,359

Paid-in capital                                                                                    3,602,406
Accumulated deficit                                                                               (2,748,441)
                                                                                                 -----------
                 Total shareholders' equity                                                        1,383,324
                                                                                                 -----------
                 Total liabilities and shareholders' equity                                      $ 3,333,746
                                                                                                 ===========

 The accompanying notes are an integral part of this consolidated balance sheet.

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE YEARS ENDED JULY 31, 1995 AND 1994

                                  (SEE NOTE 3)

                                                         1995          1994
                                                      ----------    -----------
 OPERATING REVENUE                                    $9,715,023    $10,625,044
                                                      ----------    -----------

 OPERATING EXPENSES:
    Payroll                                            4,730,962      5,443,665
    Facilities and maintenance                         2,975,916      3,303,949
    General and administrative                         1,396,660      1,399,790
                                                      ----------    -----------

                  Total operating expenses             9,103,538     10,147,404
                                                      ----------    -----------

 INCOME FROM OPERATIONS                                  611,485        477,640
                                                      ----------    -----------

 OTHER INCOME (EXPENSE):
    Interest expense, net
    Other income                                         (38,919)       (73,404)
                                                          14,286          1,055
                                                      ----------    -----------

                  Total other income (expense)           (24,633)       (72,349)
                                                      ----------    -----------

 INCOME BEFORE INCOME TAXES                              586,852        405,291

 INCOME TAX BENEFIT (Note 10)                            220,000        475,358
                                                      ----------    -----------

 NET INCOME                                           $  806,852    $   880,649
                                                      ==========    ===========

 NET INCOME AVAILABLE FOR COMMON STOCK (Note 2)       $  756,852    $   830,649
                                                      ==========    ===========

 NET INCOME PER COMMON SHARE AND
    COMMON SHARE EQUIVALENT (Note 2):
                Primary                               $      .29    $       .33
                                                      ==========    ===========

                Fully diluted                         $      .25    $       .29
                                                      ==========    ===========

 WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON
    SHARE EQUIVALENTS OUTSTANDING:
                Primary                                2,620,632      2,495,015
                                                      ==========    ===========

                Fully diluted                          3,208,075      3,045,093
                                                      ==========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 1995 AND 1994

                                (SEE NOTE 9)

                                                Preferred Stock          Common Stock
                                            ----------------------   ---------------------
                                            Outstanding              Outstanding              Paid-in    Accumulated
                                               Shares      Amount      Shares      Amount     Capital      Deficit       Total
                                            -----------   --------   -----------  --------  ----------   -----------   ----------
 BALANCE AT JULY 31, 1993                     500,000     $500,000    2,435,894    $24,359  $3,141,221   $(4,335,942)  $ (670,362)

    Dividends payable on preferred stock        -            -            -          -         -             (50,000)     (50,000)

    Net income                                  -            -            -          -         -             880,649      880,649
                                              -------     --------    ---------    -------  ----------   -----------   ----------


 BALANCE AT JULY 31, 1994                     500,000      500,000    2,435,894     24,359   3,141,221    (3,505,293)     160,287

    Exercise of warrants                        -            -          500,000      5,000     461,185       -            466,185

    Dividends payable on preferred stock        -            -            -          -         -             (50,000)     (50,000)

    Net income                                  -            -            -          -         -             806,852      806,852
                                              -------     --------    ---------    -------  ----------   -----------   ----------


 BALANCE AT JULY 31, 1995                     500,000     $500,000    2,935,894    $29,359  $3,602,406   $(2,748,441)  $1,383,324
                                              =======     ========    =========    =======  ==========   ===========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JULY 31, 1995 AND 1994

                                                                                      1995            1994
                                                                                   ---------       ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $ 806,852       $ 880,649
                                                                                   ---------       ---------
    Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                                                  295,955         290,582
      Amortized gain on sale of real estate                                          (45,003)        (45,003)
      Income tax benefit                                                            (220,000)       (475,358)
      Amortization of deferred rent                                                  (74,188)        (82,704)
      Provision for doubtful accounts                                                242,633          46,487
      Gain on disposal of property and equipment                                     (14,286)         (1,055)
    Changes in assets and liabilities-
      Increase in accounts receivable                                               (141,024)        (42,793)
      (Increase) decrease in prepaid expenses                                        (69,053)         57,013
      Decrease in inventory and supplies                                              13,646          42,846
      (Increase) decrease in deposits and other assets                               (66,787)            433
      Decrease in accounts payable                                                   (13,555)       (125,857)
      Decrease in accrued expenses                                                   (59,652)        (58,009)
                                                                                   ---------       ---------

                Total adjustments                                                   (151,314)       (393,418)
                                                                                   ---------       ---------

                Net cash provided by operating activities                            655,538         487,231
                                                                                   ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                             (354,308)        (82,544)
    Proceeds from disposal of property and equipment                                  53,322           5,308
                                                                                   ---------       ---------

                Net cash used in investing activities                               (300,986)        (77,236)
                                                                                   ---------       ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                                               466,185            -
    Proceeds from notes payable                                                      254,192            -
    Payments on lines of credit                                                     (100,000)           -
    Increase in note receivable from Preschool Services, Inc.                       (335,253)        (97,498)
    Payments on notes payable and capital leases                                    (160,146)       (231,169)
                                                                                   ---------       ---------

                Net cash provided by (used in) financing activities                  124,978        (328,667)
                                                                                   ---------       ---------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                           479,530          81,328

 CASH AND CASH EQUIVALENTS, beginning of year                                        101,781          20,453
                                                                                   ---------       ---------

 CASH AND CASH EQUIVALENTS, end of year                                            $ 581,311       $ 101,781
                                                                                   =========       =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                         $  38,919        $  73,438
                                                                                   =========        =========

  SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Capital lease obligations of $22,234 and $47,134 during fiscal 1995 and 1994, respectively, were incurred when the Company entered into lease agreements for equipment.

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1995



(1)      ORGANIZATION AND OPERATIONS:

Sunrise Preschools, Inc. (the Company) was incorporated in the State of Delaware in May 1987, and currently operates 27 child care centers in Arizona and Hawaii (see Note 3).

The Company is successor to Venture Educational Programs, Inc., an Arizona corporation formed in 1980, and Sunrise Preschools, Inc., an Arizona corporation, formed in 1985. The Company has one wholly owned subsidiary, Sunrise Preschools Hawaii, Inc., formed in fiscal 1990. Another subsidiary, Sunrise Holdings, Inc., formed in fiscal 1987, was dissolved effective September 10, 1994.

Effective February 1, 1994, a portion of the Company's operations were transferred to a Hawaii nonprofit corporation, Preschool Services, Inc. (PSI). Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. The Company provides PSI with management, administration, educational programs and operation of PSI's preschools (see Note 3). The results of operations of the schools transferred to PSI subsequent to February 1, 1994 are not included in the accompanying consolidated financial statements.

During fiscal 1994, the Company expanded its child care operations by opening four additional sites through cooperative efforts with various outside parties. One additional site was also opened in fiscal 1995. These ventures required a minimal capital investment by the Company while expanding its licensed capacity by approximately 165 children. Management is continuing to pursue various expansion opportunities, including these types of cooperative ventures.

In fiscal 1995, cash flow from the operations of the child care centers operated by Sunrise was sufficient to meet normal operating requirements of these child care centers plus the corporate office expenses. Should the Company decide to pursue additional expansion, alternative sources of capital would be necessary (see Note 13).


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a)     BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Sunrise Preschools, Inc. and Sunrise Preschools Hawaii, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

         (b)     CASH AND CASH EQUIVALENTS

All short-term investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents, which consist primarily of government securities and other short-term investments, are stated at the lower of aggregate cost or market and totaled $508,518 at July 31, 1995.

         (c)     PREPAID EXPENSES

Prepaid expenses include prepaid insurance of $61,751.

         (d)     DEPRECIATION AND AMORTIZATION

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets, which range from three to twelve years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on the modified accelerated cost recovery system (MACRS) for income tax purposes.

         (e)     ACCRUED EXPENSES

Accrued expenses include compensation and related benefits of $174,587.

         (f)     NET INCOME PER SHARE

Primary net income per share is computed by dividing net income available for common stock (net income less accrued dividends for the period on Series B Preferred Stock) by the weighted average number of common shares and common share equivalents outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options that are considered antidilutive are not included in the weighted average number of common shares and common share equivalents outstanding.

Fully diluted net income per share assumes the conversion of the Series B Preferred Stock into 500,000 shares of common stock.

         (g)     BASIS OF PRESENTATION

The fiscal year of the Company consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year. However, for clarity of presentation, all information has been presented as if the fiscal year ended on July 31.

Certain reclassifications have been made to amounts previously reported for fiscal 1994 to conform with the fiscal 1995 presentation.

         (h)     CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with federally insured institutions and limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base.
As a result, at July 31, 1995, the Company does not consider itself to have any significant concentrations of credit risk with respect to accounts receivable (see Note 3).


(3)      PRESCHOOL SERVICES, INC.:

In January 1994, the Board of Directors approved the transfer of a portion of the Company's operations to Preschool Services, Inc. (PSI), a Hawaii nonprofit corporation. Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. The Company provides PSI with management, administration and educational programs for PSI's child care centers and leases substantially all of the equipment and other property necessary for the operation of the related child care centers to PSI under an Administrative Services Agreement, License and Equipment Lease (the PSI Agreement). The PSI Agreement stipulates that the Company is to receive an administrative services fee (the Administrative Fee) for providing the services described above. For fiscal 1995 and 1994, the Administrative Fee totaled $42,000 and $25,000, respectively. Pursuant to the PSI Agreement, the Administrative Fee equals 9% of PSI's adjusted gross revenues each month, subject to certain limitations.
In addition, the Company receives lease payments of approximately $120,000 annually. During fiscal 1995, the Company agreed to defer future Administrative Fees and lease payments due from PSI (which are an aggregate of approximately $170,000 annually) until such time as PSI's cash flow is adequate to fund these fees, which the Company estimates will be no sooner than 1998. In connection with this deferral, the accumulated amounts due from PSI at July 31, 1995, have been converted to a promissory note equal to the present value of the expected future payments to be received from PSI related to the balance of the receivable outstanding at July 31, 1995, over a period of seven years. This resulted in a reduction in the outstanding receivable balance, through a charge to the provision for bad debts of $176,500 in the accompanying financial statements. The promissory note bears interest at 8.0%, with monthly payments due beginning January 1998 through July 2002. At July 31, 1995, the net receivable from PSI totaled $256,251.

Following is the unaudited pro forma condensed consolidated statement of income for the year ended July 31, 1994, as if the PSI Agreement was in effect as of August 1, 1993:

                                              As Reported      Adjustments            Pro forma
                                              -----------      ------------------     ----------
         Operating revenue                    $10,625,044      $  (987,085)  (1)       9,662,959
                                                                    25,000   (2)
         Operating expenses                    10,147,404       (1,103,095)  (3)       8,983,809
                                                                   (60,500)  (4)
                                              -----------                             ----------
             Income from operations               477,640                                679,150
         Other income (expense), net              (72,349)          19,076   (4)         (53,273)
                                              -----------                             ----------
         Income before income taxes               405,291                                625,877
         Income tax benefit                       475,358                                475,358
                                              -----------                             ----------
         Net income                           $   880,649                             $1,101,235
                                              ===========                             ==========
         Net income available
           for common stock                   $   830,649                             $1,051,235
                                              ===========                             ==========
         Net income per common
           share and common
           share equivalent
             Primary                          $       .33                             $      .42
                                              ===========                             ==========
             Fully Diluted                    $       .29                             $      .36
                                              ===========                             ==========

         (1) To adjust consolidated revenue to exclude tuition revenue related to PSI's child care centers.

         (2) To adjust consolidated revenue to include the Administrative Fee under the PSI Agreement ($50,000 annually).

         (3) To adjust consolidated operating expenses to exclude those operating expenses related to PSI's child care centers.

         (4) To adjust consolidated expenses to exclude costs associated with leasehold improvements, equipment, and furniture and fixtures that the Company is reimbursed for by PSI pursuant to the PSI Agreement.

(4)      PROPERTY AND EQUIPMENT:

Property and equipment and property and equipment leased to PSI consist of the following:

                                              Property      Property and
                                                 and          Equipment
                                              Equipment     Leased to PSI
                                              ---------     -------------
         Furniture and fixtures              $   520,132    $   79,371
         Equipment                               951,990       179,459
         Vehicles                                478,086          --
         Leasehold improvements                  385,986       963,884
                                             -----------    ----------
                                               2,336,194     1,222,714

         Less-Accumulated depreciation
                 and amortization             (1,694,051)     (708,588)
                                             -----------    ----------

                                             $   642,143    $  514,126
                                             ===========    ==========

The Company held leasehold improvements and equipment under capital lease obligations with a carrying value of approximately $253,000 at July 31, 1995.

(5)      LINES OF CREDIT:

In January 1995, the Company replaced its $50,000 bank line of credit and its $50,000 line of credit from the Company's president with three new bank lines of credit: (i) a $200,000 working capital line secured by the Company's accounts receivable, which bears interest at prime (8.75% at July 31, 1995) plus 1.75%; (ii) a $200,000 line of credit for the purchase of equipment secured by the Company's equipment, which bears interest at prime plus 2%, and;
(iii) a $100,000 revolving line of credit for the purchase of vehicles, which bears interest at prime plus 2%. The bank lines of credit are guaranteed by an officer of the Company. The amount available under the working capital line was $200,000 at July 31, 1995.

The Company is required to meet certain covenants under these lines of credit, including maintaining certain minimum net working capital balances and meeting certain debt and interest coverage ratios. The terms of the lines of credit also limit the ability of the Company to pay dividends without the consent of the bank. At July 31, 1995, the Company was in compliance with all covenants of the line of credit agreements.

These lines of credit are renewable each year on December 31. As of July 31, 1995, there were no borrowings under the working capital line or the equipment line. Borrowings under the vehicle line consisted of drawdowns of $51,000 which were converted to a five-year notes payable.

During fiscal 1995, the weighted average interest rate under these lines of credit was 9.5%. The Company expects to be able to renew the lines of credit under similar terms in the future. However, if the credit lines are not renewed, there is no assurance that they can be replaced.

(6)      NOTES PAYABLE AND CAPITAL LEASES:

Notes payable and capital leases consist of the following:

      Installment notes payable to financial institutions, payable monthly with interest rates ranging from 7.2% to 17%,
      maturing through June 2000, secured by vehicles                        $ 252,055

      Capitalized lease obligations, payable monthly at interest rates ranging from 10.4% to 20.3%, maturing through
      December 2002                                                            313,965
                                                                             ---------
                                                                               566,020
      Less-current portion                                                    (136,618)

      Long-term portion                                                      $ 429,402
                                                                             =========

Repayments of notes payable and capital lease obligations are scheduled as follows:

      Year Ended                                           Notes        Capital
       July 31,                                           Payable       Leases
      ----------                                          -------      ---------
      1996                                                  57,142       109,170
      1997                                                  59,794        69,806
      1998                                                  60,763        51,128
      1999                                                  54,963        45,185
      2000                                                  19,393        45,185
      Thereafter                                             --          109,196
                                                          --------     ---------
                                                          $252,055       429,670
                                                          ========
      Less - Amounts representing interest                              (115,705)
                                                                       ---------
                                                                       $ 313,965
                                                                       =========


(7)      COMMITMENTS AND CONTINGENCIES:

The Company leases 14 of its child care facilities and certain vehicles and equipment under agreements which have been classified as operating leases for financial reporting purposes. Under these agreements, the Company generally has responsibility for maintenance, utilities, taxes and insurance expenses. Certain agreements provide for the escalation of future rents based on the Consumer Price Index or other formulas. Renewal of the agreements are for periods of 5 to 25 years at the Company's discretion. Two of these child care facilities have been subleased to PSI (see Note 3).

For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $513,028 at July 31, 1995. The liability will be satisfied through future rental payments.

The Company pays no rent at 13 of its child care centers. However, profit sharing arrangements exist with the owners of five of these facilities, four of which are managed for PSI. Amounts paid by the

Company during fiscal 1995 and 1994 relating to these agreements totaled $9,925 and $54,013, respectively, and are included in facilities and maintenance in the accompanying consolidated statements of income. The arrangements with the remaining eight child care centers provide for the Company to be reimbursed for expenses and paid a predetermined fee for operating the child care centers.

Future lease commitments under noncancelable operating leases are as follows:

               Year Ending
                 July 31,
               -----------
               1996                               $ 2,334,587
               1997                                 2,329,713
               1998                                 2,092,549
               1999                                 1,655,119
               2000                                 1,333,844
               Thereafter                           3,144,543
                                                  -----------
                                                  $12,890,355
                                                  ===========

During fiscal 1995 and 1994, the Company leased equipment used in two preschool facilities from an officer/stockholder for $2,000 per month. This lease expires in November 1996. The Company also leased four vehicles used at its preschool facilities during fiscal years 1995 and 1994 from officers/stockholders with aggregate monthly payments of $2,023 per month through March 1997 and $1,190 per month thereafter through June 1998.

Total rent expense for operating leases, net of sublease income of $503,534 and $254,637 and including amounts paid to related parties of $48,290 and $48,290 for fiscal years 1995 and 1994, was $1,916,896 and $2,071,737 for fiscal years 1995 and 1994, respectively.

The Company has employment agreements with two of its principal officers (the Employee). These agreements, which have been revised from time-to-time, provide for minimum salary levels, adjusted annually for cost of living changes, as well as for the payment of incentive bonuses, at the discretion of the Compensation Committee of the Company's Board of Directors, in accordance with Company bonus plans in effect. Each of the agreements has a perpetual three-year term, such that on any given date each agreement has a three-year remaining term. The agreements provide that the employees' salaries will be reviewed annually, but such salaries may not be decreased.

Each of the agreements provide that if the Employee is terminated by the Company other than for cause of disability, or by the Employee for good reason (as defined in the agreements), the Company shall pay to the Employee (i) his or her salary through the termination date plus any accrued but unpaid bonuses, and (ii) a lump sum payment equal to the sum of three years of the Employee's annual salary and an amount equal to all bonuses paid to the Employee in the three years immediately preceding termination. In addition, the Company must maintain until the first to occur of (i) the Employee's attainment of alternative employment or (ii) three years from the date of termination, the Employee's benefits under the Company's benefit plans to which the Employee and his or her eligible beneficiaries were entitled immediately prior to the date of termination. In addition, all options or warrants to purchase common stock held by the Employee on the date of termination become exercisable on the date of termination, regardless of any vesting provisions, and remain exercisable for the longer of one year from the date of termination or the then remaining unexpired term of such warrants or options.

On April 14, 1995, the Company entered into an acquisition consulting and investor relations agreement with a consultant. Pursuant to the agreement, the consultant will provide various acquisition consulting and investor relations services to the Company, including consulting with the Company on matters involving the financial community. The agreement calls for monthly payments of $3,000 for investor relations services until December 31, 1995, which increase to $5,700 through December 31, 1996. The consultant also is to be paid an acquisition consulting fee of $15,000 for each child care center acquired by the Company during the term of the agreement. Pursuant to the agreement, the Company granted the consultant, as additional consideration for consulting services, a warrant to purchase 145,000 shares of the Company's common stock at a price of $1.21875 per share and has agreed to reimburse the consultant for certain expenses. The agreement terminates on December 31, 1996; however, the agreement may be terminated for cause (as defined in the agreement) upon ten days notice to the consultant.


(8)      DEFERRED GAIN ON SALE AND LEASEBACK OF PRESCHOOL FACILITIES:

In 1988, the Company entered into sale and leaseback agreements for three preschool facilities. The aggregate gain of $490,939 is being amortized as a reduction of rent expense over the lease terms of ten and fifteen years. The unamortized deferred gain on the sale and leaseback of these preschool facilities was $177,654 at July 31, 1995.


(9)  SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of 10,000,000 shares of common stock, par value $.01, and 1,000,000 shares of preferred stock par value $1.00.

         SALE OF COMMON STOCK AND WARRANTS:

At July 31, 1995, the Company had warrants to purchase 1,000,000 shares of the Company's common stock outstanding. The warrants were issued as part of the Company's initial public offering in September 1987, and have an exercise price of $5.00 per share. On September 20, 1995, the expiration date of the warrants was extended until November 6, 1995 and the exercise price was reduced to $1.00 per share. As a condition of this extension and change in exercise price, warrant holders will be able to exercise only one of every 16 warrants held or a total of 62,500 warrants. No warrants have been exercised.

         SERIES A PREFERRED STOCK:

On February 10, 1995, the Board of Directors adopted a shareholder rights plan (the "Plan"), which authorized the distribution of one right to purchase one one-thousandth of a share of $1.00 par value Series A Participating Preferred Stock (a "Right") for each share of common stock of the Company. Rights will become exercisable following the tenth day (or such later date as may be determined by a majority of the Directors not affiliated with an acquiring person or group) after a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock.

Upon exercise, each Right will entitle the holder (other than the party seeking to acquire control of the Company) to acquire shares of the common stock of the Company or, in certain circumstances, such acquiring person at a 50% discount from market value. The Rights may be terminated by the Board of Directors at any time prior to the date they become exercisable; thereafter, they may be redeemed for a specified period of time at $0.001 per Right.

         SERIES B PREFERRED STOCK AND WARRANTS:

On April 6, 1990, the Company completed the sale of 500,000 shares of $1.00 par value Series A Preferred Stock for $500,000. On November 22, 1991, the Company issued 500,000 shares of its Series B Preferred Stock ("Series B") in exchange for its formerly issued Series A Preferred Stock and the Series A Preferred Stock was retired. The transaction also included the issuance of warrants to purchase up to 500,000 shares of the Company's common stock at any time during the period from April 6, 1990 to April 6, 1995 at $1.00 per share, subject to adjustment. On April 6, 1995, all 500,000 warrants were exercised. Proceeds from this issuance of common stock, net of issuance and registration costs of $33,815, were $466,185. Each share of Series B has a $1.00 per share liquidation preference, carries a $.10 per share annual cumulative dividend and is convertible into one share of the Company's common stock, subject to adjustment. Cumulative dividends payable on the Series B as of July 31, 1995 were $265,833.


(10)     INCOME TAXES:

Effective August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portions of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. While management believes that the total deferred tax asset will eventually be fully realized by future operations, as a result of the losses experienced prior to fiscal 1992, management recorded a valuation allowance equal to 100% of the deferred tax asset upon adoption of SFAS 109 on August 1, 1993. As a result, the initial adoption of SFAS 109 has no impact on the Company's consolidated financial statements.

At July 31, 1995 and 1994, it was determined that the valuation allowance should be reduced by $220,000 and $475,358, respectively. This determination was based primarily on the improvement in the Company's net income over the past four fiscal years, particularly during fiscal 1995 and 1994.

Accordingly, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits. The changes in the valuation allowance resulted in the recording of an income tax benefit of $220,000 and $475,358 in the years ended July 31, 1995 and 1994, respectively.

If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.

The components of the net deferred tax asset are as follows at July 31, 1995:

                                            Current     Long-Term        Total
                                            -------     ---------        -----
 Deferred Tax Liabilities
    Excess of book basis over tax
      basis in fixed assets                $    --      $ (68,000)   $ (68,000)
    Other                                       --         (6,000)      (6,000)
                                           ---------    ---------    ---------

                                                --        (74,000)     (74,000)
                                           ---------    ---------    ---------
 Deferred Tax Assets
    Tax effect of net operating loss
      carryforward                              --        800,000      800,000
    Allowance for doubtful accounts            8,000         --          8,000
    Accelerated tax depreciation                --        117,000      117,000
    Deferred revenue                          17,000         --         17,000
    Accrued vacation and sick leave           39,000         --         39,000
    Deferred rent                             27,000      178,000      205,000
    Deferred gain on sale of real estate      18,000       53,000       71,000
    Valuation allowance                         --       (488,000)    (488,000)
                                           ---------    ---------    ---------

                                             109,000      660,000      769,000
                                           ---------    ---------    ---------

                                           $ 109,000    $ 586,000    $ 695,000
                                           =========    =========    =========

In fiscal 1995 and 1994, the Company utilized net operating loss carryforwards of $415,000 and $309,000, respectively. Accordingly, there is no income tax expense in 1995 or 1994.

In addition, the Company's net operating loss carryforwards, which comprise 64% of total deferred tax assets, at July 31, 1995, expire as follows:

               2004                      $  561,982
               2005                         861,342
               2006                         564,007
                                         ----------

                                         $1,987,331
                                         ==========

The income tax benefit consists of the following for the years ended July 31, 1995 and 1994:

                                                    1995         1994
                                                  ---------    ---------
 Current, net of operating loss carryforwards:
          Federal                                 $    --      $    --
          State                                        --           --
                                                  ---------    ---------
                                                       --           --
                                                  ---------    ---------

 Deferred                                           237,000      (39,615)
 Utilization of net operating loss carryforward    (166,000)    (125,189)
 Change in valuation allowance due to net
    operating loss carryforward recognition         166,000      125,189
 Reduction of valuation allowance                  (457,000)    (435,743)
                                                  ---------    ---------

 Income tax benefit                               $(220,000)   $(475,358)
                                                  =========    =========

A reconciliation of the federal income tax rate to the Company's effective tax rate is as follows at July 31, 1995 and 1994:

                                                             1995     1994
                                                             -----   ------
          Statutory federal rate                              34 %     34 %
          State taxes, net of federal benefit                  6        6
          Benefit of net operating loss carryforwards        (28)     (30)
          Benefit due to reduction in valuation allowance    (50)    (127)
                                                             ---     ----
                                                             (38)%   (117)%
                                                             ===     ====


(11)     RELATED PARTY TRANSACTIONS:

Certain officers of the Company have personally guaranteed child care facility lease payments to nonrelated parties. In addition, certain officers of the Company have personally guaranteed the Company's outstanding debt. As of July 31, 1995, the aggregate amounts of lease payments and other obligations guaranteed by these officers totalled approximately $6,049,000. See also
Note 7.

(12)     EMPLOYEE BENEFIT PLANS:

         1987 STOCK OPTION PLAN

         The Company's Stock Option Plan (the 1987 Plan) was adopted by the Board of Directors and approved by the stockholders in July 1987. Only employees (including officers and directors, subject to certain limitations) are eligible to receive options under the 1987 Plan, under which 240,000 shares of common stock are authorized for issuance. To date, options to purchase all of such shares have been granted; such options have terms of five to ten years, with exercise prices of $0.50 to $2.375 per share, which is generally the fair market value of the underlying shares as of the date of grant. Options are generally subject to a three or five- year vesting schedule.

         The 1987 Plan provides for the granting to employees of either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. The 1987 Plan is administered by the Board of Directors of the Company, or a committee of the Board, which determines the terms of options granted under the 1987 Plan, including the exercise price and the number of shares subject to the option. Generally, the exercise price of options granted under the 1987 Plan must be not less than the fair market value of the underlying shares on the date of grant, and the term of each option may not exceed eleven years (ten years in the case of incentive stock options). Incentive stock options granted to persons who have voting control over ten percent or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant.

         The 1987 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. Generally, such options may be exercised after a period of time specified by the Board of Directors at any time prior to expiration, so long as the optionee remains employed by the Company. No option granted under the 1987 Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

         1995 STOCK OPTION PLAN

         The Company's 1995 Stock Option Plan (the 1995 Plan) authorizes the Board to grant options to employees of the Company to purchase up to an aggregate of 500,000 shares of common stock. Officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1995 Plan. Options may be non-qualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1995 Plan are not transferable and expire eleven years after the date of grant (ten years in the case of incentive stock options). The per share exercise price of an incentive stock option granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant.

         The 1995 Plan provides the Board of Directors with the discretion to determine when options granted thereunder will become exercisable. Generally, such options may be exercised after a period of time specified by the Board of Directors at any time prior to expiration, so long as the optionee remains employed by the Company. No option granted under the 1995 Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee. No option may be granted after May 2, 2005.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         The Company's Non-Employee Directors Stock Option Plan (the Directors'
Plan) was adopted by the Board of Directors in May 1995. Only non-employee directors are eligible to receive options under the Directors' Plan, under which 100,000 shares are authorized for issuance. To date, options to purchase 20,000 shares of common stock have been granted; such options have a term of six years with an exercise price of $1.375 per share, which was the fair market value of the underlying shares on the date of grant. Except for options granted on the effective date of the Directors' Plan, which are fully vested, all options granted under the Directors' Plan will be subject to a one-year vesting schedule. All options granted or to be granted under the Directors' Plan are non-qualified stock options.

         On the date the Directors' Plan was adopted by the Company's Board of Directors, each non-employee director was granted an option to acquire 10,000 shares of the Company's common stock. Each non-employee director who joins the Board of Directors after the date the Company's Board of Directors approved the plan will likewise receive an option to acquire 10,000 shares of the Company's common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 5,000 shares of the Company's common stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and of the Board Committees of which such non-employee director is a member in the preceding fiscal year.

         No option granted under the Directors Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

The following summarizes the activity for the plans for the fiscal year ended July 31, 1995:

                                                                 Exercise
                                                                   Price
                                               Total             Per Share
                                             --------         ---------------
 Options outstanding at                       181,589         $ .50 - $2.375
  beginning of year
          Granted                             585,003         $1.00 - $1.5125
          Canceled                           (156,592)        $1.19 - $2.00
          Exercised                             --
                                             --------
 Options outstanding                                          $ .50 - $2.375
                                                              ===============
   at end of year                             610,000
                                             ========
 Exercisable at end of year                   316,641         $ .50 - $2.375
                                             ========         ===============
 Options available for
   grant at end of year                       230,000
                                             ========

         401(k) PLAN

In June 1995, the Company implemented a contributory retirement plan (the 401(k) Plan) for the majority of its employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Code.

The 401(k) Plan provides that each participant may contribute up to 17% of their salary, not to exceed the statutory limit. The Company will make a fixed-matching contribution equal to 25% of each participant's contribution, up to a maximum of 2% of total annual cash compensation received by respective participants. Under the terms of the 401(k) Plan, the Company may also make discretionary year-end contributions. Each participant has the right to direct the investment of his or her funds among certain named plans.

(13)       SUBSEQUENT EVENTS:

The Company entered into a letter of intent for a $5 million, firm commitment public offering of a new series of convertible preferred stock in October 1995. The offering is presently scheduled to be completed in late November 1995. The purpose of the offering is to provide funds for the expansion of the Company's operations, both through the opening of additional Company facilities and the possible acquisition of other child care centers.

In September 1995, the Company entered into an agreement to purchase the operations of two child care centers in Colorado. The acquisition will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of September 30, 1995. A summary of the background and experience of each of these individuals is set forth after the table.

         The directors and executive officers of the Company are:

                 NAME                  AGE                     POSITION
                 ----                  ---                     --------
         James R. Evans                48         Chairman of the Board, President

         Dr. Richard H. Hinze          74         Director

         Robert A. Rice                40         Director

         Barbara L. Owens              47         Director, Executive Vice President,
                                                  Secretary & Treasurer

         Ronald J. O'Connor            37         Controller

         The Board of Directors currently consists of four members and is classified into three classes with each class holding office for a three-year period. The term of Dr. Hinze expires at the 1995 Annual Meeting of Stockholders; the term of Mr. Evans expires in 1996; and the terms of Ms. Owens and Mr. Rice expire in 1997. Under the Company's Restated Certificate of Incorporation (the "Certificate"), the number of directors may be increased to nine. The Certificate limits the liability of directors and restricts the removal of board members under certain circumstances.

         Mr. Evans and Ms. Owens have employment agreements with the Company, and Mr. O'Connor serves at the pleasure of the Board of Directors. See "EXECUTIVE COMPENSATION -- Employment Contracts." There are no family relationships among the directors and executive officers.

         James R. Evans has been the President and a Director of the Company since its inception. Prior to that time, Mr. Evans was an executive with Smitty's Super Value, Inc., a large retail food and general merchandise chain. During his twenty years at Smitty's Super Value, Inc., Mr. Evans was responsible at various times for marketing strategy, designing store layouts, development of financial models and budgets and store management. Mr. Evans is a member of the Arizona Child Care Licensure Advisory Committee and has been a national presenter at various child care conventions on diverse child care topics.

         Dr. Richard H. Hinze has been a Director of the Company since August 1987. Since September 1984, Dr. Hinze has been the president and chairman of Flying H Enterprises, Inc., a family owned Hawaii corporation focusing on consulting and development of child care programs for public and private entities, which has been inactive since 1994. From 1972 until his retirement in

April 1987, Dr. Hinze was a researcher for the Curriculum Research and Development Group at the University of Hawaii-Manoa studying gifted children and early childhood education. He has also served from October 1985 through April 1987 as the director for all campuses of the University of Hawaii Child Care Project, where he developed a system for offering child care for students and faculty. Dr. Hinze was also the treasurer of the National Association for Education of Young Children from 1976 through 1980. Dr. Hinze has published several articles in professional publications relating to child care and education and received his Ed.D from Stanford University.

         Robert A. Rice has been a Director of the Company since October 1993. Mr. Rice is a director of Firstmark Corp., which is listed for trading on Nasdaq, and is a Vice-President of two subsidiaries of Firstmark Corp., Firstmark Investment Corp. and Firstmark Capital Corp. Firstmark Corp. and its subsidiaries are engaged in financial services and real estate and timber operations. Mr. Rice has been the President and Chairman of Prime Discount Securities, Inc., a National Association of Securities Dealers registered investment broker-dealer, since he founded the entity in 1983. Mr. Rice has also been the President of Prime Securities Corp., an investment management company, since he founded the entity in 1990. Mr. Rice is a general partner of BR Partners, a partnership that owns and operates commercial and residential real estate in Maine.

         Barbara L. Owens was a consultant to the Company beginning in February 1987, and became a full-time employee, Vice President-Operations, in June 1987. Ms. Owens became a Director in March 1988, Secretary in August 1988, Treasurer in May 1989 and Executive Vice President in September 1989. Ms. Owens has substantial experience in the child care industry, including employment for 13 years at Palo Alto Educational Systems, Inc., which had approximately 30 child care centers in four states when it was sold to Gerber Children's Center, Inc. in October 1984. Ms. Owens' positions at Palo Alto Educational Systems, Inc. included President and Chief Operating Officer. After that time, Ms. Owens provided child care consulting services to various organizations in the United States. Ms. Owens currently serves on an editorial panel of the Child Care Information Exchange, a national child care publication. Ms. Owens has also given presentations at various annual conferences of the National Association of Early Childhood Professionals.

         Ronald J. O'Connor joined the Company in September 1994 as the Controller. From 1988 until joining the Company, Mr. O'Connor was the Deputy City Controller for the City of Phoenix, Arizona. Prior to that time, Mr. O'Connor was the Corporate Controller at El Pollo Asado, Inc., an operator of a chain of fast food restaurants. Mr. O'Connor has also been an audit manager at Touche Ross & Co. (now Deloitte & Touche) and has been a Certified Public Accountant since 1981. Mr. O'Connor is a member of the American Institute of Certified Public Accountants and the Arizona Society of Certified Public Accountants.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending July 31, 1995, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

         Ronald J. O'Connor failed to report timely that he had become the Company's Controller and Principal Accounting Officer on a Form 3. Mr.
O'Connor also reported the grant by the Company of options to acquire 5,000 shares of Common Stock and the acquisition of 1,000 shares of the Company's Common Stock on a Form 3, rather than a Form 4. Mr. O'Connor intends to file an amended Form 3 reporting his appointment as the Company's Controller and Principal Accounting Officer and a Form 4 reporting the acquisition of options to acquire 5,000 shares of Common Stock and the acquisition of 1,000 shares of Common Stock.


ITEM 10.         EXECUTIVE COMPENSATION.

         The following table summarizes all compensation paid to the Company's President (the Chief Executive Officer of the Company) and to the Company's other most highly compensated executive officer other than the President whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended July 31, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                        ---------------------------------
                                            Annual Compensation                  Awards           Payouts
                                      -------------------------------   -----------------------   -------
                                                                        Restricted   Securities
     Name and                Fiscal                      Other Annual     Stock      Underlying     LTIP        All Other
Principal Position            Year    Salary     Bonus   Compensation    Award(s)    Option(s)    Payouts    Compensation(1)
----------------------------------------------------------------------------------------------------------------------------
James R. Evans                1995   $150,000   $65,151      $-0-          $-0-      373,200        $-0-           $-0-
Chairman of the
Board and President           1994   $105,007   $53,494      $-0-          $-0-        -0-          $-0-           $-0-

                              1993   $105,007   $62,227      $-0-          $-0-        -0-          $-0-           $-0-
----------------------------------------------------------------------------------------------------------------------------

Barbara L. Owens              1995   $ 85,000   $52,777      $-0-          $-0-      135,858(2)     $-0-           $-0-
Executive Vice
President, Secretary          1994   $ 56,632   $62,792      $-0-          $-0-        -0-          $-0-           $-0-
and Treasurer
                              1993   $ 56,632   $65,877      $-0-          $-0-        -0-          $-0-           $-0-


(1) See the discussion under the caption "EXECUTIVE COMPENSATION -- Employment Contracts" regarding certain other compensation the named officer may be entitled to upon certain specified events.

(2) Of the stock options granted to Ms. Owens, 75,858 were options that were granted by the Company in 1995 to replace 84,558 options that were granted to Ms. Owens in prior years and canceled in 1995. The Board of Directors of the Company determined that the options that were canceled no longer provided the intended incentives to Ms. Owens because their exercise prices, which ranged from $1.38 to $2.00 per share, exceeded the current market price for the Company's Common Stock.

         The following table sets forth certain information concerning individual grants of stock options during the fiscal year ended July 31, 1995 to each of the Named Executive Officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                         Individual Grants
                        -----------------------------------------------------------------------------------
                                                   % of Total
                        Number of Securities      Options/SARs
                             Underlying            Granted To         Exercise or
                             Option/SARs           Employees           Base Price            Expiration
        Name                 Granted (#)         in Fiscal Year        ($/Share)                Date
-----------------------------------------------------------------------------------------------------------
James R. Evans               363,200(1)                62%              $1.5125              May 4, 2000
                              10,000                    2%              $1.00             December 31, 1997
-----------------------------------------------------------------------------------------------------------
Barbara L. Owens             125,858(2)                21%              $1.375               May 4, 2005
                              10,000                    2%              $1.00             December 31, 1997

(1) A portion of the options granted to Mr. Evans were granted under the Company's 1995 Stock Option Plan as incentive stock options, which qualify for special treatment under United States tax laws. As required by such tax laws, the options were granted at 110% of the fair market value of the Company's Common Stock on the date of grant. The 1995 Stock Option Plan has been approved by the Board of Directors of the Company; however, it has not been submitted to the Company's stockholders for approval. The Company intends to submit the 1995 Stock Option Plan to the Company's stockholders for approval at its 1995 Annual Meeting. If the 1995 Stock Option Plan is not approved by the Company's stockholders, the terms of Mr. Evans' option grant provide that his incentive stock options may be reclassified to non-statutory options in which case the option exercise price will be reduced to the fair market value of the Company's Common Stock on the date of grant, which was $1.375 per share, and the term of such options will be extended from five years to ten years.

(2) Of the stock options granted to Ms. Owens, 75,858 were options that were granted by the Company in 1995 to replace 84,558 options that were granted to Ms. Owens in prior years and canceled in 1995. The Board of Directors of the Company determined that the options that were canceled no longer provided the intended incentives to Ms. Owens because their exercise prices, which ranged from $1.38 to $2.00 per share, exceeded the current market price for the Company's Common Stock.


         The following table sets forth certain information concerning each exercise of stock options during the year ended July 31, 1995 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each such Named Executive Officer.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        OPTION VALUE AS OF JULY 31, 1995



                                                               Number of Unexercised                Value of Unexercised
                                                                      Options                           In-the-Money
                                                               at Fiscal Year End (#)          Options at Fiscal Year End ($)
-----------------------------------------------------------------------------------------------------------------------------
                        Shares Acquired   Value Realized
     Name               on Exercise (#)        ($)         Exercisable     Unexerciseable      Exercisable     Unexerciseable
-----------------------------------------------------------------------------------------------------------------------------
James R. Evans                -0-               $-0-         94,032            290,473           $ 95,758         $250,533
-----------------------------------------------------------------------------------------------------------------------------
Barbara L. Owens              -0-               $-0-        147,550              -0-             $155,605            $-0-


COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are entitled to receive $500 per meeting attended, plus reimbursement of reasonable expenses; directors who are employees of the Company do not receive compensation for such services. Directors who are not employees of the Company also participate in the Company's Non-Employee Directors Stock Option Plan.

EMPLOYMENT CONTRACTS

         On October 15, 1993, the Compensation Committee approved employment agreements with James R. Evans for services as President and with Barbara L. Owens for services as Executive Vice President, Secretary and Treasurer (Mr. Evans and Ms. Owens are sometimes collectively referred to herein as the "Employee"). These agreements were subsequently amended on September 16, 1994 and May 4, 1995. As amended, the agreements require Mr. Evans and Ms. Owens to devote their full-time to the Company and provide for a base salary, currently $154,500 and $87,550 per year, respectively, which is increased on August 1 of each year to reflect increases in the National Consumer Price Index of the preceding year. The Employee is entitled to receive bonuses in the discretion of the Compensation Committee to be paid in accordance with Company bonus plans in effect from time to time. Each of the agreements has a perpetual three-year term, such that on any given date each agreement has a three-year remaining term. The agreements may not be terminated unilaterally by the Company, except for cause, which includes (i) conviction of a felony that impairs the ability of the Employee to perform his or her duties with the Company or (ii) failure of performance as determined by the Board. The agreements provide that the salaries of Mr. Evans and Ms. Owens will be reviewed annually, but such salaries may not be decreased.

         Each of the agreements provides that if the Employee is terminated by the Company other than for cause or disability, or by the Employee for good reason (as defined in the agreements), the Company shall pay to the Employee
(i) his or her salary through the termination date plus any accrued but unpaid bonuses, and (ii) a lump sum payment equal to the sum of three years of the Employee's annual salary and an amount equal to all bonuses paid to the Employee in the three years immediately preceding termination. In addition, the Company must maintain until the first to occur of (i) the Employee's attainment of alternative employment or (ii) three years from the date of termination, the Employee's benefits under the Company's benefit plans to which the Employee and his or her eligible beneficiaries were entitled immediately prior to the date of termination. If the Employee requests, the Company must also assign to the Employee any assignable insurance policy on the life of the Employee owned by the Company at the end of the period of coverage. In addition, all options or warrants to purchase Common Stock held by the Employee on the date of termination become exercisable on the date of termination, regardless of any vesting provisions, and remain exercisable for the longer of one year from the date of termination or the then remaining unexpired term of such warrants or options. If the Employee is terminated for cause or if the Employee terminates his or her employment other than for good reason (as defined in the agreement), the Company's only obligation is to pay the Employee his or her base salary and accrued vacation pay through the date of termination.

         If the Employee is incapacitated due to physical or mental illness during the term of his or her employment, the agreements provide that the Company shall pay to the Employee a lump sum equal to two years of the Employee's base compensation and all bonuses paid to the Employee in the two years preceding the date of termination due to illness. If the Employee dies during his or her employment, the only benefits payable to his or her estate under the agreements are those payable pursuant to the Company's survivor's benefits insurance and other applicable programs and plans then in effect.

         If the Employee's employment is terminated, the Company has agreed to indemnify the Employee for claims and expenses associated with certain personal guarantees made by the Employee. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In addition, the Company has agreed to use its best efforts to secure the release of such personal guarantees.

STOCK OPTION PLANS

         1987 STOCK OPTION PLAN

         The Company's Stock Option Plan (the "1987 Plan") was adopted by the Board of Directors and approved by the stockholders in July 1987. Only employees (including officers and directors, subject to certain limitations) are eligible to receive options under the 1987 Plan, under which 240,000 shares of Common Stock are authorized for issuance. To date, options to purchase all of such shares have been granted; such options have terms of five to ten years, with exercise prices of $0.50 to $2.375 per share, which is generally the fair market value of the underlying shares as of the date of grant. Options are generally subject to a three or five-year vesting schedule.

         The 1987 Plan provides for the granting to employees of either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. The 1987 Plan is administered by the Board of Directors of the Company, or a committee of the Board, which determines the terms of options granted under the 1987 Plan, including the exercise price and the number of shares subject to the option. Generally, the exercise price of options granted under the 1987 Plan must be not less than the fair market value of the underlying shares on the date of grant, and the term of each option may not exceed eleven years (ten years in the case of incentive stock options). Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant.

         The 1987 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. Generally, such options may be exercised after a period of time specified by the Board of Directors at any time prior to expiration, so long as the optionee remains employed by the Company. No option granted under the 1987 Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

         1995 STOCK OPTION PLAN

         The Company's 1995 Stock Option Plan (the "1995 Plan") authorizes the Board to grant options to employees of the Company to purchase up to an aggregate of 500,000 shares of Common Stock. Officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1995 Plan. Options may be non-qualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1995 Plan are not transferable and expire eleven years after the date of grant (ten years in the case of incentive stock options). The per share exercise price of an incentive stock option granted under the

1995 Plan may not be less than the fair market value of the Common Stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant. No option may be granted after May 2, 2005.

         The 1995 Plan provides the Board of Directors with the discretion to determine when options granted thereunder will become exercisable. Generally, such options may be exercised after a period of time specified by the Board of Directors at any time prior to expiration, so long as the optionee remains employed by the Company. No option granted under the 1995 Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

         At September 30, 1995, under the 1995 Plan, options to purchase 350,000 shares of Common Stock were issued and outstanding, with terms ranging from five to ten years. The exercise prices of all such options range from $1.375 to $1.5125 per share.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         The Company's Non-Employee Directors Stock Option Plan (the
"Directors' Plan") was adopted by the Board of Directors in May 1995. Only non-employee directors are eligible to receive options under the Directors' Plan, under which 100,000 shares are authorized for issuance. As of September 30, 1995, options to purchase 20,000 shares of Common Stock have been granted; such options have a term of six years with an exercise price of $1.375 per share, which was the fair market value of the underlying shares on the date of grant. Except for options granted on the effective date of the Directors' Plan, which are fully vested, all options granted under the Directors' Plan will be subject to a one-year vesting schedule. All options granted or to be granted under the Directors' Plan are non-qualified stock options.

         On the date the Directors' Plan was adopted by the Company's Board of Directors, each non-employee director was granted an option to acquire 10,000 shares of the Company's common stock. Each non-employee director who joins the Board of Directors after the date the Company's Board of Directors approved the plan will likewise receive an option to acquire 10,000 shares of the Company's Common Stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 5,000 shares of the Company's Common Stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and of the Board Committees of which such non-employee director is a member in the preceding fiscal year.

         No option granted under the Directors Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of share of Common Stock and Series B Preferred Stock of the Company on September 30, 1995 by each director and Named Executive Officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock and Series B Preferred Stock on a combined basis. Each share of Series B Preferred Stock is convertible into one share of Common Stock.

         The percentage ownership information set forth in the right hand column of the following table has been computed in accordance with Securities and Exchange Commission ("SEC") guidelines as described in note (3). In accordance with such guidelines, the percentage ownership information shown for Michael J. Connelly, LN Investment Capital Limited Partnership and Lepercq Investment Limited Partnership - II reflects the outstanding voting power of holders of Series B Preferred Stock, which generally votes with the Common Stock on matters submitted for stockholder vote. See also note (4) to the table below.

                                                     Shares of Common and Series B
                                                   Preferred Stock Beneficially Owned
                                              --------------------------------------------
                                                 Number of Shares              Percent of
Name and Address                              Beneficially Held(1)(2)         Ownership(3)
----------------                              -----------------------         ------------
James R. Evans                                        744,910                    24.6%
9128 East San Salvador, Suite 200
Scottsdale, Arizona 85258

Barbara L. Owens                                      152,993                     5.0%
9128 East San Salvador, Suite 200
Scottsdale,  Arizona 85258

Ronald J. O'Connor                                      6,000                     0.2%
9128 East San Salvador, Suite 200
Scottsdale, Arizona  85258

Robert A. Rice                                         22,188                     0.8%
c/o Prime Discount Securities, Inc.
559 Congress Street
Portland, Maine 04112

Dr. Richard H. Hinze                                   21,000                     0.7%
215 F. River Trail
Morganton, North Carolina  28655

Michael J. Connelly(4)                              1,112,055                    32.4%

LN Investment Capital Limited
Partnership(4)                                        648,217                    20.1%

Lepercq Investment Limited
Partnership - II(4)                                   463,838                    14.8%

James Alexander                                       157,325                     5.4%
P.O. Box 5583
Virginia Beach, Virginia 23455

John Rutkowski                                        165,563                     5.6%
2828 North Central, Suite 1100
Phoenix, Arizona 85004

All directors and executive officers
as a group 5 persons)                                 947,091                    29.4%

                                                   (footnotes on following page)

_____________________________

(1) Includes presently exercisable options as follows: James R. Evans - 94,032; Barbara L Owens - 147,550; Robert A. Rice - 20,000; Dr. Richard H. Hinze - 20,000; Ronald J. O'Connor - 5,000; and all directors and executive officers as a group - 286,582.

(2) Includes presently exercisable Warrants as follows: James R. Evans - 1,018 (18 of such Warrants being held in a trust, of which Mr. Evans is the trustee, for the benefit of his children); Barbara L. Owens - 143 (9 of such Warrants being held in a trust, of which Ms. Owens is the trustee, for the benefit of her children); Robert A. Rice - 2,188; James Alexander - 5,625; John Rutkowski - 130; and all directors and executive officers as a group - 3,349.

(3) The percentages shown include the shares of Common Stock actually owned as of September 30, 1995, and the shares of Common Stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options, Warrants and the conversion of the Series B Preferred Stock. All shares of Common Stock that the identified person had the right to acquire within 60 days of September 30, 1995 upon the exercise of options or Warrants, or the conversion of the Series B Preferred Stock, are deemed to be outstanding when computing the percentage of the shares of Common Stock owned by such person, but are not deemed to be outstanding when computing the percentage of the shares of Common Stock owned by any other person.

(4) Michael J. Connelly does not directly own any shares of Common Stock; however, Mr. Connelly is the managing general partner of (i) LN Investment Capital Limited Partnership ("LNIC"), which owns 356,767 shares of Common Stock and 291,450 shares of Series B Preferred Stock and (ii) Lepercq Investment Limited Partnership - II ("LIP-II"), which owns 255,288 shares of Common Stock and 208,550 shares of Series B Preferred Stock. As a result, Mr. Connelly may be deemed to have beneficial ownership of the securities beneficially owned by such partnerships. Mr. Connelly disclaims beneficial ownership of such securities. LNIC and LIP-II collectively own all of the issued and outstanding Series B Preferred Stock. The number of shares disclosed as beneficially owned are amounts as reported in a Form 5 filed with the SEC on September 12, 1995. The address of each of Mr. Connelly, LNIC and LIP-II is c/o Lepercq Capital Management, Inc., 1675 Broadway, 16th Floor, New York, New York 10019.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         James R. Evans and Barbara L. Owens have personally guaranteed various child care facility lease payments and other obligations to third parties. As of July 31, 1995, the aggregate amounts of lease payments and other obligations guaranteed by Mr. Evans and Ms. Owens were approximately $5,021,893 and $1,027,553, respectively. In addition, the Company leases equipment used in two child care centers and two vehicles from Mr. Evans and Ms. Owens. Monthly lease payments made by the Company under such leases to Mr. Evans and Ms. Owens in fiscal year 1995 were approximately $3,061 and $962, respectively. The prescribed lease rates reflected fair rental value at the time the leases were entered into.

         Both James R. Evans and Barbara L. Owens have employment agreements with the Company. See "EXECUTIVE COMPENSATION -- Employment Contracts."

         In early 1994, the Board of Directors approved the transfer to PSI of a portion of the Company's operations. Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. Pursuant to the PSI Agreement, the Company provides PSI with management, administrative and operational services and educational programs. Additionally, pursuant to the PSI Agreement, the Company leases to PSI all of the equipment and other property necessary for the operation of PSI's child care centers. Barbara L. Owens is the President and James R. Evans is the Vice President of PSI. Dr. Richard Hinze, Mrs. Owens and Mr. Evans are directors of PSI. No directors or officers of the Company are members of PSI and none of them receive any compensation from PSI.

         The PSI Agreement stipulates that the Company is to receive an administrative services fee for providing the services described above. For fiscal 1995 and 1994, the administrative fees totaled $42,000 and $25,000, respectively. Pursuant to the PSI Agreement, the administrative fee equals 9% of PSI's adjusted gross revenues each month, subject to certain limitations.
In addition, the Company receives lease payments of approximately $120,000 annually. During fiscal 1995, the Company agreed to defer future administrative fees and lease payments due from PSI (which in the aggregate are approximately $170,000 annually) until such time as PSI's cash flow is adequate to fund these fees, which the Company estimates will occur no sooner than 1998. In connection with this deferral, the accumulated amounts due from PSI at July 31, 1995 have been converted to a promissory note equal to the present value of the expected future payments to be received from PSI related to the balance of the receivable outstanding at July 31, 1995, over a period of seven years.
This resulted in a reduction in the outstanding receivable balances through a charge to the provision for bad debts of $176,500. The promissory note bears interest at 8.0%, with monthly payments due beginning January 1998 through July 2002.

         All transactions between the Company and its officers, directors, principal stockholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and, in the future, will be approved by a majority of the Company's disinterested directors.

                                    PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

(a)      EXHIBITS.

Exhibit                                                                             Page Number or
Number                              Description                                    Method of Filing
-------                             -----------                                    ----------------
  3.1     Restated Certificate of Incorporation of Registrant                             (1)

  3.2     Certificate of Amendment to Restated Certificate of Incorporation              (14)

  3.3     Certificate of Designation of Series B Preferred Stock of Sunrise               (7)
          Preschools, Inc., dated November 21, 1991

  3.4     Bylaws of Registrant, as amended                                                (1)

 10.1     Lease Agreement dated January 31, 1983 between Earl H. Jones and                (1)
          Venture Educational Programs, Inc.

 10.2     Lease Agreement dated April 1, 1984 between McClintock Associates               (1)
          Limited Partnership, an Arizona limited partnership, and Venture
          Educational  Programs, Inc.

 10.3     Lease Agreement dated October 24, 1986 between Peoria Investment                (1)
          Company, Inc. an Arizona corporation, and Sunrise Preschools,
          Inc., an Arizona corporation

 10.4     Lease Agreement dated October 16, 1986 between Sun School I                     (1)
          Limited Partnership, an Arizona limited partnership, and Sunrise
          Preschools, Inc., an Arizona corporation

 10.5     Lease Agreement dated April 1, 1986, between Sunrise Partners, an               (1)
          Arizona corporation, and Sunrise Preschools, Inc., an Arizona corporation

 10.6     Lease Agreement dated February 5, 1987, between Sun School II                   (1)
          Limited Partnership, an Arizona limited partnership, and Sunrise
          Preschools, Inc., an Arizona corporation

 10.7     Lease Agreement dated June 26, 1987, between Huber Farm Service                 (1)
          of Phoenix, Inc., an Arizona corporation, and Sunrise Preschools,
          Inc., a Delaware corporation

 10.8     Lease Agreement dated June 26, 1987, between Huber Farm Service                 (1)
          of Phoenix, Inc., an Arizona corporation, and Sunrise Preschools,
          Inc., a Delaware corporation

Exhibit                                                                             Page Number or
Number                             Description                                     Method of Filing
-------                            -----------                                     ----------------
 10.9     Equipment Lease between James R. Evans and Sunrise Preschools,                  (1)
          Inc.

 10.10    Lease Agreement, dated July 29, 1988, between Sunrise Preschools,               (2)
          Inc. and Investad, Inc.

 10.11    Lease Agreement, dated July 25, 1988, between Sunrise Preschools,               (2)
          Inc., and LV Properties, an Arizona general partnership

 10.12    Lease Agreement, dated May 12, 1988, between Sunrise Preschools,                (2)
          Inc. and Jaymark Komer and Eugene Victor Komer and Ruth Lena
          Komer, as Trustees of the Komer Family Trust dated December 30,
          1980

 10.13    Lease Agreement, dated July 29, 1988, between Sunrise Preschools,               (2)
          Inc. and Kailua Beach Center, Inc.

 10.14    Lease Agreement, dated January 11, 1988, between Sunrise                        (3)
          Preschools, Inc. and Mercado Developers

 10.15    Amendment of Lease Agreement dated March 8, 1990 between Sunrise                (4)
          Preschools, Inc. and Jaymark Komer and Komer Family Trust dated
          May 12, 1988

 10.16    Purchase Agreement and Registration Rights Agreement dated April                (5)
          6, 1990, between Sunrise Preschools, Inc. and Lepercq Capital
          Management, Inc.

 10.17    Vehicle Use Agreement dated February 14, 1991 between Sunrise                   (6)
          Preschools, Inc. and James R. Evans

 10.18    Vehicle Use Agreement dated February 14, 1991 between Sunrise                   (6)
          Preschools, Inc. and Barbara L. Owens

 10.19    Lease Agreement, dated July 1, 1991, between Sunrise Preschools,                (6)
          Inc., and Maruni Arizona, Inc.

 10.20    Purchase Agreement, dated November 18, 1991, between Sunrise                    (7)
          Preschools, Inc., LN Investment Capital Limited Partnership,
          Lepercq Investment Limited Partnership II and LN Investment
          Capital Limited Partnership II

 10.21    Amendment of Lease, dated July 22, 1992,  between Sunrise                       (8)
          Preschools, Inc. and Jaymark Komer and Komer Family Trust

 10.22    Management Agreement, dated November 14, 1993, between United                  (11)
          Church of Christ and Sunrise Preschools, Inc.

Exhibit                                                                             Page Number or
Number                              Description                                    Method of Filing
-------                             -----------                                    ----------------
 10.23    Vehicle Use Agreement dated June 15, 1993 between Sunrise                       (9)
          Preschools, Inc. and James R. Evans

 10.24    Vehicle Use Agreement dated June 15, 1993 between Sunrise                       (9)
          Preschools, Inc. and Barbara L. Owens

 10.25    Management Contract Agreement, dated January 4, 1993, between                   (9)
          Charlie Siddle, a general partnership doing business as the La
          Mancha Racquet Club, and Sunrise Preschools, Inc.

 10.26    Term Sheet Agreement, dated December 7, 1992, between Joy of                    (9)
          Christ Lutheran Church and Sunrise Preschools, Inc.

 10.27    Agreement between Lutheran Church of Honolulu and Sunrise                       (9)
          Preschools, Inc., dated May 19, 1993

 10.28    Contract Agreement, dated November 19, 1992, between Phoenix                    (9)
          Union High School District No. 210 and Sunrise Preschools, Inc.

 10.29    Contract Renewal Agreement, dated July 1, 1993, between Phoenix                 (9)
          Union High School District No. 210 and Sunrise Preschools, Inc.

 10.30    Employment Agreement between Sunrise Preschools, Inc. and James                (10)
          R. Evans, dated October 15, 1993

 10.31    Employment Agreement between Sunrise Preschools, Inc. and Barbara              (10)
          L. Owens, dated October 15, 1993

 10.32    Administrative Services Agreement, License, and Equipment Lease,               (11)
          dated February 1, 1994, between Sunrise Preschools, Inc. and
          Preschool Services, Inc.

 10.33    Contract Renewal Agreement, dated June 20,  1994, between Sunrise              (11)
          Preschools, Inc. and Phoenix Union High School District #210

 10.34    Contract Agreement, dated December 1, 1993, between Sunrise                    (11)
          Preschools, Inc. and the State of Hawaii Department of Human
          Services

Exhibit                                                                             Page Number or
Number                              Description                                    Method of Filing
-------                             -----------                                    ----------------
 10.35    Preferred Shares Rights Agreement, dated February 10, 1995,                    (12)
          between Sunrise Preschools, Inc. and American Securities
          Transfer, Incorporated, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating
          Preferred Stock, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

 10.36    First Amendment to Employment Agreement between Sunrise                        (13)
          Preschools, Inc. and James R. Evans, dated September 16, 1994

 10.37    First Amendment to Employment Agreement between Sunrise                        (13)
          Preschools, Inc. and Barbara L. Owens, dated September 16, 1994

 10.38    Loan Agreement dated January 24, 1995 between Sunrise Preschools,              (13)
          Inc. and Bank One, Arizona, NA for the purchase of equipment

 10.39    Loan Agreement dated January 24, 1995 between Sunrise Preschools,              (13)
          Inc. and Bank One, Arizona, NA for the purchase of vehicles

 10.40    Revolving Line of Credit Note and Loan Agreement dated January                 (13)
          24, 1995 between Sunrise Preschools, Inc. and Bank One, Arizona,
          NA

 10.41    Acquisition Consulting and Investor Relations Agreement between                (14)
          Sunrise Preschools, Inc. and Miller Capital Corporation, dated
          April 14, 1995

 10.42    Second Amendment to Employment Agreement between Sunrise                       (14)
          Preschools, Inc. and James R. Evans, dated May 4, 1995

 10.43    Second Amendment to Employment Agreement between Sunrise                       (14)
          Preschools, Inc. and Barbara L. Owens, dated May 4, 1995


   Exhibit                                                      Page Number or
   Number                 Description                          Method of Filing
   -------                -----------                          ----------------
      11       Computation of Per Share Earnings                     (14)

      21       List of Subsidiaries                                  (14)

      23       Consent of Arthur Andersen LLP                          *

-----------------


*        Filed herewith.
(1)      Incorporated by reference to exhibits to Form S-1 filed July 10, 1987.
(2)      Incorporated by reference to exhibits to Form 10-K filed on or about October 31, 1988.
(3)      Incorporated by reference to exhibits to Form 10-K filed on or about October 30, 1989.
(4)      Incorporated by reference to exhibits to Form 10-Q filed on or about January  31, 1990.
(5)      Incorporated by reference to exhibits to Form 8-K filed on or about April 20, 1990.
(6)      Incorporated by reference to exhibits to Form 10-K filed on or about October 28, 1991.
(7)      Incorporated by reference to exhibits to Form 10-Q filed on or about December 16, 1991.
(8)      Incorporated by reference to exhibits to Form 10-K filed on or about October 21, 1992.
(9)      Incorporated by reference to exhibits to Form 10-KSB filed on or about October 8, 1993.
(10)     Incorporated by reference to exhibits to Form 10-QSB filed on or about March 14, 1994.
(11)     Incorporated by reference to exhibits to Form 10-KSB for the fiscal year ended July 31, 1994.
(12)     Incorporated by reference to exhibits to Form 8-K filed on or about February 10, 1995.
(13)     Incorporated by reference to exhibits to Form 10-QSB filed on or about March 10, 1995.
(14)     Incorporated by reference to exhibits to Form SB-2 filed October 23, 1995.


(b)      REPORTS ON FORM 8-K.

         None.

(c)      FINANCIAL STATEMENTS

         (1)     Independent Auditors Report                             Page 23

         (2)     Consolidated Financial Statements and Notes
                 to Consolidated Financial Statements of the
                 Company for the fiscal years ended July 31, 1995
                 and 1994                                                Page 24

(d)      FINANCIAL STATEMENT SCHEDULES.

         Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Financial Statements or Notes to the Financial Statements included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SUNRISE PRESCHOOLS, INC.
                                              a Delaware corporation


Date:    October 27, 1995                     By /s/ James R. Evans
                                              --------------------------------
                                                     James R. Evans, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                    Date
---------                      -----                                    ----
/s/ James R. Evans             Chairman of the Board, and President     October 27, 1995
----------------------         (Principal Executive Officer)
James R. Evans

/s/ Ronald J. O'Connor         Controller (Principal Financial          October 27, 1995
----------------------         Officer; Principal Accounting
Ronald J. O'Connor             Officer)


/s/ Robert A. Rice             Director                                 October 27, 1995
----------------------
Robert A. Rice

/s/ Richard H. Hinze           Director                                 October 27, 1995
----------------------
Richard H. Hinze

/s/ Barbara L. Owens           Director                                 October 27, 1995
----------------------
Barbara L. Owens