Form 10QSB
period 1995-10-31
SUNRISE PRESCHOOLS INC/DE/
filed 1995-12-12
CIK 818695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  October 31, 1995

Commission File Number  0-16425


                            SUNRISE PRESCHOOLS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        86-0532619
-------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


        9128 EAST SAN SALVADOR ROAD, SUITE 200, SCOTTSDALE, ARIZONA 85258
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 860-1611
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---       ---

The number of shares of the company's common stock outstanding as of November 30, 1995 was 2,982,968 shares.

                            SUNRISE PRESCHOOLS, INC.

                                TABLE OF CONTENTS

                                                                       Page
==============================================================================
PART I        FINANCIAL  INFORMATION

              Item 1  Financial Statements

                          Consolidated Balance Sheets
                             October 31, 1995 and July 31, 1995          3

                          Consolidated Statements of Income
                             For the Three Months Ended October 31,
                             1995 and 1994                               4

                          Consolidated Statements of Cash Flows
                             For the Three Months Ended October 31,
                             1995 and 1994                               5

                          Notes to Consolidated Financial Statements     6


              Item 2  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      8


PART II       OTHER INFORMATION

              Item 6  Exhibits and Reports on Form 8-K                  11

SIGNATURES                                                              12

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                    OCTOBER 31, 1995  JULY 31, 1995
===================================================================================================
                                                                       (Unaudited)
                                     ASSETS
Current Assets
  Cash and Cash Equivalents                                          $   577,215        $   581,311
   Accounts Receivable, net of allowance for doubtful accounts of
   $17,000 at October 31, 1995 and $20,000 at July 31, 1995              378,963            379,253
  Prepaid Expenses                                                       115,381             96,242
  Deferred Tax Asset, current portion                                    109,000            109,000
  Inventory and Other Current Assets                                     148,492             16,376
---------------------------------------------------------------------------------------------------
    Total Current Assets                                               1,329,051          1,182,182

Property and Equipment, net                                              824,600            642,143
Property and Equipment Held for Lease, net                               531,147            514,126
Deferred Tax Asset, net of current portion                               586,000            586,000
Note Receivable from Preschool Services, Inc.                            256,251            256,251
Deposits and Other Assets                                                 91,259            153,044
---------------------------------------------------------------------------------------------------
  Total Assets                                                       $ 3,618,308        $ 3,333,746
===================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Line of Credit                                                     $    80,000         $      -
  Accounts Payable                                                       195,166            125,628
  Accrued Expenses                                                       355,221            302,259
  Dividends Payable on Preferred Stock                                   278,333            265,833
  Notes Payable and Capital Leases, current portion                      153,988            136,618
  Deferred Rent, current portion                                         106,381             96,241
   Deferred Gain on Sale and Leaseback of Preschool Facilities,
   current portion                                                        45,003             45,003
---------------------------------------------------------------------------------------------------
    Total Current Liabilities                                          1,214,092            971,582
---------------------------------------------------------------------------------------------------

Notes Payable and Capital Leases, net of current portion                 451,394            429,402
---------------------------------------------------------------------------------------------------
Deferred Rent, net of current portion                                    388,897            416,787
---------------------------------------------------------------------------------------------------
Deferred Gain on Sale and Leaseback of Preschool Facilities, net
  of current portion                                                     121,401            132,651
---------------------------------------------------------------------------------------------------
Shareholders' Equity
  Preferred Stock, $1 par value - 1,000,000 shares authorized,
   500,000 shares issued and outstanding                                 500,000            500,000
  Common Stock, $.01 par value - 10,000,000 shares authorized,
   2,935,894 shares issued and outstanding                                29,359             29,359
  Paid-in Capital                                                      3,602,406          3,602,406
  Accumulated Deficit                                                 (2,689,241)        (2,748,441)
---------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                         1,442,524          1,383,324
---------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                     $ 3,618,308        $ 3,333,746
===================================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                           ENDED OCTOBER 31,
                                                       ------------------------
                                                         1995            1994
===============================================================================
Operating Revenue                                     $2,435,546     $2,536,615

Operating Expenses
  Payroll                                              1,137,410      1,242,316
  Facilities and Maintenance                             907,537        751,872
  General and Administrative                             311,451        292,411
-------------------------------------------------------------------------------
    Total Operating Expenses                           2,356,398      2,286,599
-------------------------------------------------------------------------------

Income from Operations                                    79,148        250,016

Other Income (Expense)
  Interest Expense, net                                  (10,548)       (11,076)
  Other Income                                             3,100          8,281
-------------------------------------------------------------------------------
    Total Other Income (Expense)                          (7,448)        (2,795)
-------------------------------------------------------------------------------

Net Income Before Income Taxes                            71,700        247,221

  Income Tax Expense                                         -            1,500
-------------------------------------------------------------------------------

Net Income                                            $   71,700     $  245,721
===============================================================================

Net Income Available for Common Stock                 $   59,200     $  233,221
===============================================================================

 Net Income per Common Share and Common
  Share Equivalent (Note 2)
  Primary                                             $     0.02     $     0.10
  =============================================================================

  Fully Diluted                                       $     0.02     $     0.08
  =============================================================================

Weighted Average Number of Common Shares and Common Share Equivalents Outstanding

  Primary                                              3,337,796      2,454,715
  =============================================================================

  Fully Diluted                                        3,837,796      2,954,715
  =============================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED OCTOBER 31,
                                                                  ----------------------
                                                                      1995        1994
========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $  71,700    $ 245,721
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
    Depreciation and Amortization                                    78,725       73,859
    Amortized Gain on Sale of Real Estate                           (11,250)     (11,250)
    Deferred Rent                                                   (17,750)     (18,356)
    Provision for Doubtful Accounts                                  18,579       13,215
    Gain on Disposal of Property and Equipment                       (3,100)      (8,281)
    Changes in Assets and Liabilities:
      Increase in Accounts Receivable                               (18,289)     (76,358)
      Increase in Prepaid Expenses                                  (19,139)     (34,427)
      (Increase) Decrease in Inventory and Other Current Assets    (132,116)      11,004
      Decrease in Deposits and Other Assets                          61,785        4,138
      Increase (Decrease) in Accounts Payable                        69,538       (4,679)
      Increase in Accrued Expenses                                   52,962      109,436
----------------------------------------------------------------------------------------
        Total Adjustments                                            79,945       58,301
----------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                 151,645      304,022
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of Property and Equipment                              (283,103)    (189,888)
  Proceeds from Disposal of Property and Equipment                    8,000       20,527
----------------------------------------------------------------------------------------
    Net Cash Used in Investing Activities                          (275,103)    (169,361)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Notes Payable                                        74,903      167,052
  Draws on Lines of Credit                                           80,000          -
  Increase in Note Receivable from Preschool Services, Inc.             -        (85,291)
  Payments on Notes Payable and Capital Leases                      (35,541)     (49,952)
----------------------------------------------------------------------------------------
    Net Cash Provided by Financing activities                       119,362       31,809
----------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                      (4,096)     166,470

CASH, BEGINNING OF PERIOD                                           581,311      101,781
----------------------------------------------------------------------------------------
CASH, END OF PERIOD                                               $ 577,215    $ 268,251
========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for Interest                        $  10,548    $  11,076
========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The fiscal year of Sunrise Preschools, Inc. (the "Company") consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year, and the first quarter ends on the Saturday nearest October 31. However, for clarity of presentation, all information has been presented as if the first quarter ended on October 31 and the fiscal year ended on July 31.

The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and cash flows for the three-month periods ended October 31, 1995 and 1994.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to amounts previously reported for fiscal 1995 to conform with the fiscal 1996 presentation. It is suggested that these interim financial statements be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

The consolidated financial statements include the accounts of Sunrise Preschools, Inc. and Sunrise Preschools Hawaii, Inc.

2.  NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Primary net income per share is computed by dividing net income available for common stock (net income less dividends accrued during the period on Series B Preferred Stock) by the weighted average number of common shares and common share equivalents outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options that are considered antidilutive are not included in the weighted average number of common shares and common share equivalents outstanding. Fully dilluted net income per share, assumes the conversion of the Series B Preferred Stock into 500,000 shares of common stock.

3.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     As of July 31, 1995, net operating loss carryforwards totaled approximately $2,000,000, and expire through the year 2006. Accordingly, income taxes on income generated during the three-month periods ended October 31, 1995 and 1994 have been offset by the available net operating loss carryforwards. The amount recorded as income tax expense for the three month period ended October 31, 1994 represents the Company's alternative minimum income tax liability for that period.

4.   PUBLIC OFFERING OF CONVERTIBLE PREFERRED SOCK

     The Company entered into a letter of intent for a $5 million, firm commitment public offering of a new series of convertible preferred stock in October 1995. The offering is presently scheduled to be completed in December 1995. The primary purpose of the offering is to provide funds for the expansion of the Company's operations, both through the opening of additional Company facilities and the possible acquisition of other child care centers.

5.   ACQUISITIONS

     In September 1995, the Company entered into an agreement to purchase the operations of two child care centers in Colorado. The purchase of these centers was effective November 1, 1995.

     The acquisition discussed will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Three Months Ended October 31, 1995 (First Quarter of Fiscal 1996) Compared to Three Months Ended October 31, 1994 (First Quarter of Fiscal 1995)

       Operating revenue for the first quarter of fiscal 1996 was $2,435,546, a decrease of $101,069, or 4.0% from revenue of $2,536,615 for the first quarter of fiscal 1995. Of this decrease, $66,449 was due to the transfer of one of the Company's child care centers to PSI as of August 1, 1995. The Company continues to manage this child care center under a management agreement with PSI, for which the Company receives a management fee; however, the consolidated financial statements for the quarter ended October 31, 1995 no longer include the revenues or expenses of this center. As a result of this transfer, operating expenses decreased by $61,949 as discussed more fully below. The impact of this transfer on net income for the quarter and ended October 31, 1995 was a reduction of $4,500. The remaining $34,620 decrease in revenues is due to the deferral of $12,500 in administrative fees from PSI and a $60,255 decrease in revenue at one of the Company's child care centers due to lower enrollment levels, partially offset by a net increase of $38,135 at the other child care centers.

       Operating expenses for the first quarter of fiscal 1996 were $2,356,398 (96.8% of operating revenue), an increase of $69,799 or 3.1% from operating expenses of $2,286,599 (90.1% of operating revenue) for the first quarter of fiscal 1995. This increase was due to an increase in facilities and maintenance costs and general and administrative expenses, partially offset by a decrease in payroll expense.

       Payroll expense for the first quarter of fiscal 1996 was $1,137,410 (46.7% of operating revenue), a decrease of $104,906 from payroll expense of $1,242,316 (49.0% of operating revenue) for the first quarter of fiscal 1995. Of this decrease, $58,186 is due to the transfer of one of the Company's centers to PSI. In addition, payroll expense decreased $57,025 due to the Company's decision, in May 1995, to outsource its maintenance operations. Accordingly, the Company now pays a monthly fee for maintenance services, which is included in facilities and maintenance costs, rather than paying for staffing directly as part of payroll expense. These decreases were offset by small increases in other salaries.

       Facilities and maintenance costs for the first quarter of fiscal 1996 were $907,537 (37.3% of operating revenue), an increase of $155,665 or 20.7% from facilities and maintenance costs of $751,872 (29.6% of operating revenue) during the first quarter of fiscal 1995. This increase is primarily due to an increase of $65,316 in rent expense, a $56,131 increase in maintenance costs and a $35,372 increase in depreciation expense. The increase in rent expense was due to moderate rent increases at several of the centers, and to the deferral of $49,196 in sublease payments payable by PSI under the PSI Agreement. Maintenance costs increased $57,025 due to the Company's decision, in May 1995, to outsource its maintenance operations. This was partially offset by a decrease of $894 due to the transfer of one of the Company's child care centers to PSI, as discussed above. The increase in depreciation expense is primarily due to the deferral of $33,477 in lease payments payable under the PSI Agreement. These increases were partially offset by decreases in other costs, such as auto expenses and taxes.

       General and administrative expenses for the first quarter of fiscal 1996 were $311,451 (12.8% of operating revenue), an increase of $19,040, or 6.5%, from general and administrative expenses of $292,411 (11.5% of operating revenue) during the first quarter of fiscal 1995. This increase was due in part to expenditures related to developing the Company's strategic growth and acquisition plans, as well as small increases in other general and administrative costs; partially offset by a decrease of $7,639 due to the transfer of one of the Company's child care centers to PSI.

      Net income for the first quarter of fiscal 1996 was $71,700 ($0.02 per share) compared to $245,721 ($0.10 per share) for the first quarter of fiscal 1995, which was the most profitable first quarter in the Company's history. This decrease is primarily due to the deferral of approximately $95,000 in payments payable under the PSI Agreement and a decrease in the enrollments and operating results at one of the Company's centers.

TRENDS

The first three months of fiscal 1996 were the second most profitable first quarter in the Company's history. These profitable operating results continue a trend that began in the third quarter of fiscal 1994. School enrollments, while remaining strong, were slightly lower than during the first quarter of fiscal 1995. Management believes that continuing strong enrollments, should continue to have a positive effect on the Company. However, there can be no assurance that such trends will continue.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended October 31, 1995 was $151,645, which was sufficient to meet the normal operating requirements of the Company. Due to the purchase of $208,200 in property and equipment during the quarter for cash, working capital decreased by $95,641, from $210,600 at July 31, 1995 to $114,959 at October 31, 1995.

Net cash used in investing activities was $275,103, consisting of purchases of property and equipment totaling $283,103, offset by $8,000 in proceeds from disposals of property and equipment.

Dividends payable on preferred stock as of October 31, 1995 were $278,333 as reflected in the accompanying Consolidated Balance Sheet.

Net cash provided by financing activities was $119,362, consisting of additional borrowings of $154,903 offset by repayments of notes payable and capital leases of $35,541. Notes payable and capital leases increased from $566,020 at July 31, 1995 to $605,382 at October 31, 1995, an increase of 7.0%. The additional borrowings consisted of notes payable for the purchase of three vehicles and an $80,000 drawdown on the Company's working capital line of credit.

The Company is current on all principal and interest payments on its notes payable and capital leases. The Company has three bank lines of credit: 1) a $200,000 working capital line secured by the Company's accounts receivable, and bearing interest at prime (8.75% at October 31, 1995) plus 1.75%; 2) a $200,000 revolving line of credit for the purchase of equipment secured by the Company's equipment, and bearing interest at prime plus 2.00%, and; 3) a $100,000 revolving line of credit for the purchase of vehicles secured by the vehicles financed through this line, and bearing interest at prime plus 2.00%.

These lines of credit are renewable each year on December 31. As of October 31, 1995, the balance on the working capital line was $80,000. As of October 31, 1995 there were no borrowings under the equipment line. Borrowings under the vehicle line consisted of $100,000 in drawdowns which were then converted to five year notes payable.

The Company currently expects that it will be able to renew the lines of credit under similar terms upon their maturity. However, if the lines of credit are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

The Company entered into a letter of intent for a $5 million, firm commitment public offering of a new series of convertible preferred stock in October 1995. The offering is presently scheduled to be completed in December 1995. The primary purpose of the offering is to provide funds for the expansion of the Company's operations, both through the opening of additional Company facilities and the possible acquisition of other child care centers.

Management believes the Company's operations will generate sufficient cash flow to satisfy the needs at its existing schools for the next 12 months. However, alternative sources of capital will be necessary in order for the Company to finance its current expansion plans.

PART II     OTHER INFORMATION


Items 1 - 5  Not applicable


Item  6      Exhibits and Reports on Form 8-K

             (a) Exhibits

                 Exhibit 11 - Statement Re: Computation of per share earnings.

                 Exhibit 27 - Financial Data Schedule.

             (b) Reports on Form 8-K
                 There were no reports on Form 8-K filed during the quarter ended October 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SUNRISE PRESCHOOLS, INC.


Date: Dec 12, 1995        By: /s/ James R. Evans
                          ----------------------------------
                          James R. Evans
                          Chairman of the Board of Directors
                          and President (Principal Executive
                          Officer)


     SIGNATURE                           CAPACITY                         DATE
------------------       ------------------------------------------    ---------

/s/ Ronald J. O'Connor
----------------------    Controller (Principal Financial Officer,  Dec 12, 1995
Ronald J. O'Connor        Principal Accounting Officer)