Form 10QSB
period 1996-01-31
SUNRISE PRESCHOOLS INC/DE/
filed 1996-03-12
CIK 818695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED   January 31, 1996
                    --------------------------

COMMISSION FILE NUMBER   0-16425
                         -----------------


                            SUNRISE PRESCHOOLS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                        86-0532619
----------------------------------------               -------------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)


        9128 East San Salvador Road, Suite 200, Scottsdale, Arizona 85258
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (602) 860-1611
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL ANNUAL, QUARTERLY AND OTHER REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES   X
                                     -------

                                  NO
                                     -------


THE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK OUTSTANDING AS OF FEBRUARY 29, 1996 WAS 2,982,968 SHARES.

                            SUNRISE PRESCHOOLS, INC.

                                TABLE OF CONTENTS

                                                                                PAGE
====================================================================================

PART I        FINANCIAL INFORMATION

              Item 1    Financial Statements

                            Consolidated Balance Sheets
                               January 31, 1996 and July 31, 1995                  3

                            Consolidated Statements of Operations
                               For the Six Months and Three Months
                               Ended January 31, 1996 and 1995                     4

                            Consolidated Statements of Cash Flows
                               For the Six Months Ended January 31,
                               1996 and 1995                                       5

                            Notes to Consolidated Financial Statements             6

              Item 2    Management's Discussion and Analysis of Fin-
                        ancial Condition and Results of Operations                 8


PART II       OTHER INFORMATION

              Item 4    Submission of Matters to a Vote of Security Holders       13

              Item 6    Exhibits and Reports on Form 8-K                          13


SIGNATURES                                                                        14

PART I      FINANCIAL INFORMATION
ITEM 1      FINANCIAL STATEMENTS

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                  JANUARY 31, 1996    JULY 31, 1995
===================================================================================================================
                                                                                    (Unaudited)
                                    ASSETS

Current Assets
     Cash and Cash Equivalents                                                      $ 3,620,202        $   581,311
     Accounts Receivable, net of allowance for doubtful accounts of
       $17,000 at January 31, 1996 and $20,000 at July 31, 1995                         413,732            379,253
     Prepaid Expenses                                                                   211,967             96,242
     Deferred Tax Asset, current portion                                                109,000            109,000
     Inventory and Other Current Assets                                                  30,603             16,376
------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                         4,385,504          1,182,182

Property and Equipment, net                                                             894,417            642,143
Property and Equipment Held for Lease, net                                              497,711            514,126
Deferred Tax Asset, net of current portion                                              586,000            586,000
Note Receivable from Preschool Services, Inc.                                           256,251            256,251
Deposits and Other Assets                                                               591,603            153,044
------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                   $ 7,211,486        $ 3,333,746
==================================================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                               $   268,879        $   125,628
     Accrued Expenses                                                                   321,401            302,259
     Dividends Payable on Preferred Stock                                                54,167            265,833
     Notes Payable and Capital Leases, current portion                                  148,120            136,618
     Deferred Rent, current portion                                                     118,016             96,241
     Deferred Gain on Sale and Leaseback of Preschool Facilities,
       current portion                                                                   45,003             45,003
------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                      955,586            971,582
------------------------------------------------------------------------------------------------------------------
Notes Payable and Capital Leases, net of current portion                                431,963            429,402
------------------------------------------------------------------------------------------------------------------
Deferred Rent, net of current portion                                                   359,511            416,787
------------------------------------------------------------------------------------------------------------------
Deferred Gain on Sale and Leaseback of Preschool Facilities, net
  of current portion                                                                    110,150            132,651
------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
     Preferred Stock, $1 par value - 1,000,000 shares authorized, 833,333 and
       500,000 shares issued and outstanding at January
       31, 1996 and July 31, 1995, respectively                                         833,333            500,000
     Common Stock, $.01 par value - 10,000,000 shares authorized,
       2,982,968 and 2,935,894 shares issued and outstanding at
       January 31, 1996 and July 31, 1995, respectively                                  29,830             29,359
     Paid-in Capital                                                                  7,335,481          3,602,406
     Accumulated Deficit                                                             (2,844,368)        (2,748,441)
------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                   5,354,276          1,383,324
------------------------------------------------------------------------------------------------------------------
            Total Liabilities and Shareholders' Equity                              $ 7,211,486        $ 3,333,746
==================================================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE SIX MONTHS                   FOR THE THREE MONTHS
                                                   ENDED JANUARY 31                      ENDED JANUARY 31
                                          ------------------------------        ------------------------------
                                              1996               1995               1996               1995
==============================================================================================================
Operating Revenue                         $ 4,739,761        $ 4,862,261        $ 2,304,215        $ 2,325,646

Operating Expenses
     Payroll                                2,325,317          2,410,869          1,187,907          1,168,552
     Facilities and Maintenance             1,787,453          1,464,056            879,916            712,184
     General and Administrative               656,683            565,102            345,232            272,692
--------------------------------------------------------------------------------------------------------------
         Total Operating Expenses           4,769,453          4,440,027          2,413,055          2,153,428
--------------------------------------------------------------------------------------------------------------

Income (Loss) from Operations                 (29,692)           422,234           (108,840)           172,218

Non-operating Income (Expense)
     Interest Income (Expense), net             5,665            (13,886)            16,213             (2,809)
     Other Income                               3,100             12,902               --                4,621
--------------------------------------------------------------------------------------------------------------
         Total Non-operating
             Income (Expense)                   8,765               (984)            16,213              1,812
--------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes             (20,927)           421,250            (92,627)           174,030

     Income Tax Expense                          --                3,500               --                2,000
--------------------------------------------------------------------------------------------------------------

Net Income (Loss)                         $   (20,927)       $   417,750        $   (92,627)       $   172,030
==============================================================================================================

Net Income (Loss) Available for
   Common Stock                           $   (95,927)       $   392,750        $  (155,127)       $   159,530
==============================================================================================================

Net Income (Loss) per Common
   Share and Common Share Equiv-
   alent (Note 2)
    Primary                               $     (0.03)       $      0.16        $     (0.05)       $      0.06
    ==========================================================================================================
    Fully Diluted                                            $      0.14                           $      0.06
    ==========================================================================================================

Weighted Average Number of
   Common Shares and Common
   Equivalent Shares Outstanding
    Primary                                 2,957,103          2,477,604          2,978,312         2,477,604
    ===========================================================================================================

    Fully Diluted                                              2,977,604                            2,977,604
    ===========================================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS
                                                                                           ENDED JANUARY 31,
                                                                                     ----------------------------
                                                                                          1996             1995
=================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                               $   (20,927)       $ 417,750
     Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided by (Used in) Operating Activities
         Depreciation and Amortization                                                   160,450          148,209
         Amortized Gain on Sale of Real Estate                                           (22,501)         (22,500)
         Deferred Rent                                                                   (35,501)         (36,714)
         Provision for Doubtful Accounts                                                  18,579           13,215
         Gain on Disposal of Property and Equipment                                       (3,100)         (12,902)
         Changes in Assets and Liabilities, net of effect of business acquired:
            Increase in Accounts Receivable                                              (53,058)         (67,987)
            Increase in Prepaid Expenses                                                (115,725)         (84,275)
            (Increase) Decrease in Inventory and Other Current Assets                    (14,227)          14,177
            (Increase) Decrease in Deposits and Other Assets                             (98,559)           7,375
            Increase in Accounts Payable                                                 143,251           63,506
            Increase (Decrease) in Accrued Expenses                                       19,142          (54,003)
-----------------------------------------------------------------------------------------------------------------
                Total Adjustments                                                         (1,249)         (31,899)
-----------------------------------------------------------------------------------------------------------------
                   Net Cash Provided by (Used in) Operating Activities                   (22,176)         385,851
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Child Care Centers                                                   (65,000)            --
     Escrow Deposit for Purchase of Child Care Center                                   (310,000)            --
     Purchases of Property and Equipment                                                (366,209)        (245,371)
     Proceeds from Disposal of Property and Equipment                                      8,000           26,427
-----------------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                          (733,209)        (218,944)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Exercise of Warrants                                                   40,404             --
     Proceeds from Sale of Preferred Stock                                             4,026,475             --
     Payment of Dividends                                                               (286,666)            --
     Proceeds from Notes Payable                                                          88,886          197,516
     Increase in Note Receivable from Preschool Services, Inc.                              --           (130,059)
     Payments on Notes Payable and Capital Leases                                        (74,823)         (79,378)
-----------------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Financing Activities                           3,794,276          (11,921)
-----------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                   3,038,891          154,986

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           581,311          101,781
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 3,620,202        $ 256,767
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash Paid During the Period for Interest                                        $    23,290        $  13,886
=================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

   -----------------------------------------------------------------------------

   The fiscal year of Sunrise Preschools, Inc. (the "Company") consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year, and the second quarter ends on the Saturday nearest January 31. However, for clarity of presentation, all information has been presented as if the first quarter ended on January 31 and the fiscal year ended on July 31.

   The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and cash flows for the six month and three month periods ended January 31, 1996 and 1995.

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

2. NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

   -----------------------------------------------------------------------------

   Primary net income (loss) per share is computed by dividing net income available for common stock (net income less dividends accrued during the period on Series B and Series C Preferred Stock) by the weighted average number of common shares and common share equivalents outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options that are considered antidilutive are not included in the weighted average number of common shares and common share equivalents outstanding. Fully diluted net income per share for fiscal 1995 assumes the conversion of the Series B Preferred Stock into 500,000 shares of common stock.

3. INCOME TAXES

   -----------------------------------------------------------------------------

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

   As of July 31, 1995, net operating loss carryforwards totaled approximately $2,000,000, and expire through the year 2008. Accordingly, income taxes on income generated during the six and three month periods ended January 31, 1996 and 1995 have been offset by the available net operating loss carryforwards. The amount recorded as income tax expense in the accompanying consolidated financial statements for the six and three month periods ended January 31, 1995 represents the Company's alternative minimum income tax liability.

4. WARRANT EXERCISE
   -----------------------------------------------------------------------------

   On November 6, 1995, warrants representing the right to purchase 47,074 shares of common stock were exercised, and the Company issued 47,074 shares of common stock in exchange for net proceeds of $40,404.

5. PUBLIC OFFERING OF CONVERTIBLE PREFERRED STOCK
   -----------------------------------------------------------------------------


   On December 22, 1995, the Company completed a public offering of 333,333 newly issued shares of Series C Convertible Preferred Stock at $15 per share. Net proceeds from the offering were $4,026,475, which will be used primarily for expansion of the Company's operations, both through the opening of additional Company facilities and the acquisition of existing child care centers.

   On February 13, 1996, the underwriters of the public offering exercised their option to purchase 24,000 additional shares of Series C Preferred Stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of Series C Preferred Stock.

6. ACQUISITIONS
   -----------------------------------------------------------------------------

   In September 1995, the Company entered into an agreement to purchase the operations of two child care centers in the Denver, Colorado metropolitan area at an aggregate purchase price of $65,000 (of which $35,000 was property and equipment). The purchase of these centers was effective November 1, 1995, and was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

   In December 1995, the Company entered into an agreement to purchase the operations of one child care center in Colorado Springs, Colorado. The Company has made an escrow deposit of $310,000 for the proposed purchase of this center. This potential acquisition will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Pro Forma financial information on this acquisition is not yet available.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
================================================================================

SIX MONTHS ENDED JANUARY 31, 1996 (FIRST SIX MONTHS OF FISCAL 1996) COMPARED TO SIX MONTHS ENDED JANUARY 31, 1995 (FIRST SIX MONTHS OF FISCAL 1995)
--------------------------------------------------------------------------------

On November 1, 1995, the Company purchased the operations of two child care centers in the Denver, Colorado metropolitan area. The impact of this acquisition on the operations of the Company is included in the discussion of operating revenues and expenses below.

Operating revenue - Operating revenue for the first six months of fiscal 1996 was $4,739,761, a decrease of $122,500, or 2.5% from revenue of $4,862,261 for the first six months of fiscal 1995. This decrease was due to the transfer of one of the Company's child care centers to Preschool Services, Inc. ("PSI") as of August 1, 1995. The Company continues to manage this child care center under a management agreement with PSI, for which the Company receives a management fee; however, the consolidated financial statements for the six months ended January 31, 1996 no longer include the revenues or expenses of this center. As a result of this transfer, operating revenue decreased by $127,525 and operating expenses decreased by $118,525 from the first six months of fiscal 1995. The impact of this transfer on net income for the first six months of fiscal 1996 was a reduction of $9,000. In addition, revenues decreased $25,000 due to the deferral of administrative fees from PSI.

Excluding the items discussed above, operating revenues increased $30,025 from the first six months of fiscal 1995 due to the inclusion of revenues of the two centers acquired by the Company in November, which totaled $94,868. In addition, revenues increased $83,527 due to increased enrollments at certain of the Company's centers. These increases were offset by a decrease of $72,622 in revenues received under one of the Company's employer child care contracts as a result of large layoffs by the employer, and a decrease of $75,748 in revenue at one of the Company's centers due to lower enrollment levels.

Operating expenses - Operating expenses for the first six months of fiscal 1996 were $4,769,453 (100.6% of operating revenue), an increase of $329,426 or 7.4% from operating expenses of $4,440,027 (91.3% of operating revenue) for the first six months of fiscal 1995. This increase was due to an increase in facilities and maintenance costs and general and administrative expenses, partially offset by a decrease in payroll expense.

     Payroll - Payroll expense for the first six months of fiscal 1996 was $2,325,317 (49.1% of operating revenue), a decrease of $85,552 from payroll expense of $2,410,869 (49.6% of operating revenue) for the first six months of fiscal 1995. A portion of this decrease is due to the transfer of one of the Company's centers to PSI, as discussed above. As a result of this transfer, payroll expense decreased $112,688. In addition, payroll expense decreased $111,533 due to the Company's decision, in May 1995, to outsource its maintenance operations. Accordingly, the Company now pays a monthly fee for maintenance services, which is included in facilities and maintenance costs, rather than paying for staffing directly as part of payroll expense. These decreases were offset by $60,074 in salaries at the two centers acquired, $22,256 in additional staffing costs in connection with the Company's expansion program, and a $56,339 increase in other salaries.

     Facilities and maintenance - Facilities and maintenance costs for the first six months of fiscal 1996 were $1,787,453 (37.7% of operating revenue), an increase of $323,397 or 22.1% from facilities and maintenance costs of $1,464,056 (30.1% of operating revenue) during the first six months of fiscal 1995. Of this increase, $42,157 is attributable to the centers acquired in November. The remaining increase is due to an increase of $100,453 in rent expense, a $109,657 increase in maintenance costs and a $72,819 increase in depreciation expense, partially offset by a decrease of $1,689 in other facilities and maintenance costs.

SIX MONTHS ENDED JANUARY 31, 1996 (FIRST SIX MONTHS OF FISCAL 1996) COMPARED TO SIX MONTHS ENDED JANUARY 31, 1995 (FIRST SIX MONTHS OF FISCAL 1995) (CONTINUED)
--------------------------------------------------------------------------------

     The increase in rent expense was due to moderate rent increases at several of the centers, and to the deferral of $97,581 in sublease payments payable by PSI under the PSI Agreement. Maintenance costs increased $111,533 due to the Company's decision, in May 1995, to outsource its maintenance operations (see Payroll above for discussion of corresponding decrease in payroll costs). This was partially offset by a decrease of $1,876 due to the transfer of one of the Company's child care centers to PSI, as discussed above. The increase in depreciation expense is primarily due to the deferral of $66,884 in lease payments payable under the PSI Agreement. These increases were partially offset by decreases in other costs, such as auto expenses and taxes.

     General and adminstrative - General and administrative expenses for the first six months of fiscal 1996 were $656,683 (13.9% of operating revenue), an increase of $91,581, or 16.2%, from general and administrative expenses of $565,102 (11.6% of operating revenue) during the first six months of fiscal 1995. Of this increase, $18,152 was attributable to the two acquired centers. In addition, advertising costs increased $20,030 due to the implementation of a new advertising program during January. The remaining increase was due to $23,400 in expenditures related to developing the Company's strategic growth and acquisition plans, a $20,883 increase in insurance costs, and moderate increases in other general and administrative costs such as licenses & fees and bad debt expense.

Net Income (Loss) - Net loss for the first six months of fiscal 1996 was $20,927 ($0.03 per share) compared to net income of $417,750 ($0.16 per share) for the first six months of fiscal 1995, which was the most profitable six month period in the Company's history. This decrease is primarily due to the deferral of approximately $190,000 in payments payable under the PSI Agreement, a decrease in enrollments under one of the Company's employer child care contracts due to layoffs by the employer, and a decrease in the enrollments and operating results at one of the Company's centers. In addition, costs incurred in connection with the Company's advertising and expansion programs, and in developing the Company's strategic growth plan have, in the current period, decreased net income.

THREE MONTHS ENDED JANUARY 31, 1996 (SECOND QUARTER OF FISCAL 1996) COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995 (SECOND QUARTER OF FISCAL 1995)
--------------------------------------------------------------------------------

On November 1, 1995, the Company purchased the operations of two child care centers in the Denver, Colorado metro area. The impact of this acquisition on the operations of the Company is included in the discussion of operating revenues and expenses below.

Operating revenue - Operating revenue for the second quarter of fiscal 1996 was $2,304,215, a decrease of $21,431, or 1.0% from revenue of $2,325,646 for the second quarter of fiscal 1995. This decrease was due to the transfer of one of the Company's child care centers to PSI as of August 1, 1995. The Company continues to manage this child care center under a management agreement with PSI, for which the Company receives a management fee; however, the consolidated financial statements for the quarter ended October 31, 1995 no longer include the revenues or expenses of this center. As a result of this transfer, operating revenue decreased $61,076 and operating expenses decreased by $56,576 from the second quarter of fiscal 1995, as discussed more fully below. The impact of this transfer on net income for the quarter ended January 31, 1996 was a reduction of $4,500. In addition, revenues decreased $12,500 due to the deferral of administrative fees from PSI.

THREE MONTHS ENDED JANUARY 31, 1996 (SECOND QUARTER OF FISCAL 1996) COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995 (SECOND QUARTER OF FISCAL 1995) (CONTINUED)
--------------------------------------------------------------------------------

Excluding the items discussed above, operating revenues at the Company's child care centers increased $52,145 from the second quarter of fiscal 1995 due to the inclusion of revenues of the two centers acquired in November, which totaled $94,868. In addition, revenues increased $16,862 due to increased enrollments at certain of the Company's centers. These increases were offset by a decrease of $36,008 in revenues received under one of the Company's employer child care contracts as a result of large layoffs by the employer, and a decrease of $23,577 in revenue at one of the Company's centers due to lower enrollment levels.

Operating expenses - Operating expenses for the second quarter of fiscal 1996 were $2,413,055 (104.7% of operating revenue), an increase of $259,627 or 12.1% from operating expenses of $2,153,428 (92.6% of operating revenue) for the second quarter of fiscal 1995. This increase was due to increases in facilities and maintenance costs and general and administrative expenses, along with a small increase in payroll expense.

     Payroll - Payroll expense for the second quarter of fiscal 1996 was $1,187,907 (51.6% of operating revenue), an increase of $19,355 from payroll expense of $1,168,552 (50.2% of operating revenue) for the second quarter of fiscal 1995. This increase is due to payroll costs of $60,074 at the two acquired centers, $22,256 in additional staffing costs in connection with the Company's expansion program, and a $46,035 increase in other salaries. These increases were partially offset by a decrease of $54,502 due to the transfer of one of the Company's centers to PSI, as discussed above. In addition, payroll expense decreased $54,508 due to the Company's decision, in May 1995, to outsource its maintenance operations. Accordingly, the Company now pays a monthly fee for maintenance services, which is included in facilities and maintenance costs, rather than paying for staffing directly as part of payroll expense.

     Facilities and maintenance - Facilities and maintenance costs for the second quarter of fiscal 1996 were $879,916 (38.2% of operating revenue), an increase of $167,732 or 23.6% from facilities and maintenance costs of $712,184 (30.6% of operating revenue) during the second quarter of fiscal 1995. Of this increase, $42,157 is attributable to the centers acquired in November. The remaining increase is due to an increase of $35,137 in rent expense, a $53,526 increase in maintenance costs and a $37,447 increase in depreciation expense, partially offset by a decrease of $535 in other facilities and maintenance costs. The increase in rent expense was due to moderate rent increases at several of the centers, and to the deferral of $48,385 in sublease payments payable by PSI under the PSI Agreement. Maintenance costs increased $54,508 due to the Company's decision, in May 1995, to outsource its maintenance operations (see Payroll above). This was partially offset by a decrease of $982 due to the transfer of one of the Company's child care centers to PSI, as discussed above. The increase in depreciation expense is primarily due to the deferral of $33,407 in lease payments payable under the PSI Agreement. These increases were partially offset by decreases in other costs, such as auto expenses and taxes.

     General and administrative - General and administrative expenses for the second quarter of fiscal 1996 were $345,232 (15.0% of operating revenue), an increase of $72,540, or 26.6%, from general and administrative expenses of $272,692 (11.7% of operating revenue) during the second quarter of fiscal 1995. Of this increase, $18,152 was attributable to the two acquired centers. In addition, advertising costs increased $14,839 due to the implementation of a new advertising program during January. The remaining increase was due to $14,400 in expenditures related to developing the Company's stategic growth and acquisition plans, an $8,749 increase in insurance costs, and moderate increases in other general and administrative costs such as licenses & fees and bad debt expense.

THREE MONTHS ENDED JANUARY 31, 1996 (SECOND QUARTER OF FISCAL 1996) COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995 (SECOND QUARTER OF FISCAL 1995) (CONTINUED)
--------------------------------------------------------------------------------

Net Income (Loss) - Net loss for the second quarter of fiscal 1996 was $92,627 ($0.05 per share) compared to net income of $172,030 ($0.06 per share) for the second quarter of fiscal 1995, which was the most profitable second quarter in the Company's history. This decrease is primarily due to the deferral of approximately $95,000 in payments payable under the PSI Agreement, a decrease in enrollments under one of the Company's employer child care contracts due to layoffs by the employer, and a decrease in the enrollments and operating results at one of the Company's centers. In addition, costs incurred in connection with the Company's advertising and expansion programs, and in developing the Company's strategic growth plan have, in the current period, decreased net income.

TRENDS
--------------------------------------------------------------------------------

School enrollments, while remaining strong, were lower than during the first six months of fiscal 1995. To boost enrollment levels, the Company implemented a new multi-media advertising program in January. Management believes that this program, coupled with a moderate January tuition increase, should continue to have a positive effect on the Company. In addition, it is anticipated that the costs incurred by the Company in connection with developing its strategic growth plan and implementing its expansion program will benefit the Company in the future. However, there can be no assurance that this will occur.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Net cash used in operating activities for the six months ended January 31, 1996 was $22,176. Cash was sufficient to meet the normal operating requirements of the Company. Due to the Company's public offering of preferred stock in December, working capital increased by $3,219,318, from $210,600 at July 31, 1995 to $3,429,918 at January 31, 1996.

On December 22, 1995, the Company completed a $5 million public offering of a new series of convertible preferred stock. Net proceeds from the offering were $4,026,475, which will be used primarily for expansion of the Company's operations, both through the opening of additional Company facilities and the acquisition of other existing child care centers. On February 13, 1996, the underwriters of the offering exercised their option to purchase 24,000 additional shares of preferred stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of the preferred stock.

On November 6, 1995, holders of warrants representing the right to purchase 47,074 shares of the Company's common stock were exercised. Net proceeds from this exercise were $40,404.

Net cash used in investing activities was $733,209, consisting of purchases of property and equipment totaling $366,209; $65,000 in costs related to two centers acquired by the Company in November; and an escrow deposit of $310,000 made by the Company in connection with an acquisition that is expected to close on March 15, 1996. These uses were partially offset by $8,000 in proceeds from disposals of property and equipment.

Net cash provided by financing activities was $3,794,276, consisting of proceeds from the sale of warrants and preferred stock of $4,066,879 and additional borrowings of $88,886, offset by repayments of notes payable and capital leases of $74,823 and payment of dividends on Series B Preferred Stock of $286,666. The additional borrowings consisted of notes payable for the purchase of four vehicles. Dividends payable on Series B and C Preferred Stock as of January 31, 1996 were $54,167.

--------------------------------------------------------------------------------

The Company is current on all principal and interest payments on its notes payable and capital leases. On March 7, 1996, the Company obtained a commitment letter from a financial institution for three lines of credit totaling $2,000,000: 1) a $250,000 revolving working capital line, bearing interest at prime (8.5% at January 31, 1996) plus 1.00%; 2) a $250,000 nonrevolving line of credit for the purchase of vehicles and equipment, bearing interest at prime plus 1.25%, and; 3) a $1,500,000 nonrevolving line of credit for the financing of fixed assets associated with the acquisition of existing preschool centers or the start up of new centers, bearing interest at prime plus 1.00%. These lines of credit will be renewable each year on January 31, and will be secured by the Company's accounts receivable, inventory, furniture, vehicles and equipment. The lines are subject to the negotiation and execution of final loan documents between the Company and the financial institution.

The Company currently expects that it will be able to renew the lines of credit under similar terms upon their maturity. However, if the lines of credit are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

The Company plans to open several centers prior to Fall, 1996. New centers opened by the Company will be constructed by a third party and the Company will then enter into long term leases for the land and buildings. Preopening costs of a center normally range between $90,000 and $110,000 per center. Management expects cash generated from operations and cash on hand as a result of the public offering and the warrant exercise to be sufficient to satisfy the needs at its existing schools for the next 12 months and to open the new centers as planned.

On November 1, 1995, the Company purchased the operations of two child care centers in the Denver, Colorado metropolitan area. In December 1995, the Company entered into an agreement for the potential purchase the operations of one child care center in Colorado. The Company is also considering various acquisitions of established child care centers operated in the southwestern United States, as well as in other geographic areas. The Company intends to finance these acquisitions through a combination of cash and long-term notes.

PART II                OTHER INFORMATION

Items     1 - 3        Not applicable

Item      4            Submission of Matters to a Vote of Security Holders

The 1995 Annual Meeting of Stockholders was held on January 26, 1996. At the meeting, Dr. Richard H. Hinze was elected to serve on the Board of Directors for a three-year term. The stockholders also ratified the 1995 Stock Option Plan and the Non-Employee Directors Stock Option Plan. The number of shares represented in person or by proxy at the meeting was 2,243,274. Based on the shares represented at the meeting, voting results were as follows:

                       For Dr. Richard H. Hinze                      2,241,728   -  99.93%
                       Withheld                                          1,546   -   0.07%

                       For the 1995 Stock Option Plan                1,326,226   -  59.12%
                       Against                                          83,082   -   3.70%
                       Withheld                                        833,966   -  37.18%

                       For the Non-Employee Directors
                       Stock Option Plan                             1,290,545   -  57.53%

                       Against                                         118,763   -   5.29%
                       Withheld                                        833,966   -  37.18%

                        The terms of office for James R. Evans, Barbara L. Owens and Robert A. Rice continued after the meeting.

Item      5            Not applicable

Item      6            Exhibits and Reports on Form 8-K
                       (a)  Exhibits

                            Exhibit 11 - Statement Re: Computation of per share earnings

                       (b)  Reports on Form 8-K

                            There were no reports on Form 8-K filed during the quarter ended January 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SUNRISE PRESCHOOLS, INC.
Date:    March 12, 1996                        By: /s/ JAMES R. EVANS
         --------------------------            ----------------------------------------------
                                               James R. Evans
                                                Chairman of the Board of Directors
                                                and President (Principal Executive
                                                Officer)


               SIGNATURE                                         CAPACITY                                    DATE
----------------------------------------       ----------------------------------------------       -----------------------

/S/ RONALD J. O'CONNOR                                                                                   March 12, 1996
----------------------------------------        Controller (Principal Financial Officer,            -----------------------
Ronald J. O'Connor                              Principal Accounting Officer)