Form 10QSB
period 1996-04-30
SUNRISE PRESCHOOLS INC/DE/
filed 1996-06-11
CIK 818695

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED           April 30, 1996
                                   --------------------------

       COMMISSION FILE NUMBER               0-16425
                                            -----------------


                           SUNRISE PRESCHOOLS, INC.
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                             86-0532619
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)


        9128 East San Salvador Road, Suite 200, Scottsdale, Arizona 85258
- --------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (602) 860-1611
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
- --------------------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL ANNUAL, QUARTERLY AND OTHER REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES   X
                                      -------
                                   NO
                                     -------

THE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK OUTSTANDING AS OF MAY 31, 1996 WAS 2,982,968 SHARES.

                            SUNRISE PRESCHOOLS, INC.

                                TABLE OF CONTENTS

                                                                      PAGE
==========================================================================
PART I  FINANCIAL INFORMATION

        Item 1    Financial Statements

                  Consolidated Balance Sheets
                     April 30, 1996 and July 31, 1995                    3

                  Consolidated Statements of Operations
                     For the Nine Months and Three Months
                     Ended April 30, 1996 and 1995                       4

                  Consolidated Statements of Cash Flows
                     For the Nine Months Ended April 30,
                     1996 and 1995                                       5

                  Notes to Consolidated Financial Statements             6

        Item 2    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          8


PART II OTHER INFORMATION

        Item 4    Submission of Matters to a Vote of Security Holders   13

        Item 6    Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                              14

PART I      FINANCIAL INFORMATION
ITEM 1      FINANCIAL STATEMENTS

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  APRIL 30, 1996     JULY 31, 1995
=================================================================================================
                                                                        (Unaudited)
                                    ASSETS
Current Assets
  Cash and Cash Equivalents                                       $  3,500,326       $   581,311
  Accounts Receivable, net of allowance for doubtful accounts of
    $29,384 at April 30, 1996 and $20,000 at July 31, 1995             466,786           379,253
  Prepaid Expenses                                                     174,769            96,242
  Deferred Tax Asset, current portion                                  109,000           109,000
  Inventory and Other Current Assets                                    32,685            16,376
- ------------------------------------------------------------------------------------------------
     Total Current Assets                                            4,283,566         1,182,182

Property and Equipment, net                                          1,116,171           642,143
Property and Equipment Held for Lease, net                             478,107           514,126
Deferred Tax Asset, net of current portion                             586,000           586,000
Note Receivable from Preschool Services, Inc.                          256,251           256,251
Cost in Excess of Net Assets of Businesses Acquired, net               351,049                 -
Deposits and Other Assets                                              410,109           153,044
- ------------------------------------------------------------------------------------------------
     Total Assets                                                 $  7,481,253       $ 3,333,746
================================================================================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                $    163,194       $   125,628
  Accrued Expenses                                                     431,351           302,259
  Dividends Payable on Preferred Stock                                  44,366           265,833
  Notes Payable and Capital Leases, current portion                    139,362           136,618
  Deferred Rent, current portion                                       131,440            96,241
  Deferred Gain on Sale and Leaseback of Preschool Facilities,
    current portion                                                     45,003            45,003
- ------------------------------------------------------------------------------------------------
      Total Current Liabilities                                        954,716           971,582
- ------------------------------------------------------------------------------------------------
Notes Payable and Capital Leases, net of current portion               456,365           429,402
- ------------------------------------------------------------------------------------------------
Deferred Rent, net of current portion                                  328,336           416,787
- ------------------------------------------------------------------------------------------------
Deferred Gain on Sale and Leaseback of Preschool Facilities, net
     of current portion                                                 98,899           132,651
- ------------------------------------------------------------------------------------------------
Shareholders' Equity
  Preferred Stock, $1 par value - 1,000,000 shares authorized,
  857,333 and 500,000 shares issued and outstanding at April 30,
  1996 and July 31, 1995, respectively                                 857,333           500,000
  Common Stock, $.01 par value - 10,000,000 shares authorized,
  2,982,968 and 2,935,894 shares issued and outstanding at April
    30, 1996 and July 31, 1995, respectively                            29,830            29,359
  Paid-in Capital                                                    7,624,681         3,602,406
  Accumulated Deficit                                               (2,868,907)       (2,748,441)
- ------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                     5,642,937         1,383,324
- ------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                  $  7,481,253       $ 3,333,746
================================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           FOR THE NINE MONTHS             FOR THE THREE MONTHS
                                             ENDED APRIL 30,                  ENDED APRIL 30,
                                         ---------------------            ---------------------
                                         1996             1995             1996            1995
=================================================================================================
Operating Revenue                  $  7,420,994    $   7,392,621     $  2,681,233    $  2,530,360

Operating Expenses
  Payroll                             3,612,407        3,615,525        1,287,090       1,204,656
  Facilities and Maintenance          2,728,490        2,182,861          941,037         718,805
  General and Administrative          1,044,280          871,123          387,597         306,021
- -------------------------------------------------------------------------------------------------
      Total Operating Expenses        7,385,177        6,669,509        2,615,724       2,229,482
- -------------------------------------------------------------------------------------------------
Income from Operations                   35,817          723,112           65,509         300,878

Non-operating Income (Expense)
  Interest Income (Expense), net         47,684          (29,127)          42,019         (15,241)
  Other Income (Expense), net             2,771           20,567             (329)          7,665
- -------------------------------------------------------------------------------------------------
      Total Non-operating
          Income (Expense)               50,455           (8,560)          41,690          (7,576)
- -------------------------------------------------------------------------------------------------
Income Before Income Taxes               86,272          714,552          107,199         293,302

  Income Tax Expense                          -            6,000                -           2,500
- -------------------------------------------------------------------------------------------------
Net Income                         $     86,272    $     708,552     $    107,199    $    290,802
=================================================================================================
Net Income (Loss) Available for
   Common Stock                    $   (120,466)   $     671,052     $    (24,710)   $    278,302
=================================================================================================
Net Income (Loss) per Common
 Share and Common Share
 Equivalent (Note 2)
  Primary                          $      (0.04)   $        0.27     $     (0.01)    $      0.11
  ===============================================================================================

  Fully Dilluted                                   $        0.24                     $      0.09
  ===============================================================================================
Weighted Average Number of
   Common Shares and Common
   Equivalent Shares Outstanding
  Primary                             2,965,725        2,500,613        2,982,968      2,619,652
  ===============================================================================================

  Fully Dilluted                                       3,000,613                       3,119,652
  ===============================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS
                                                                    ENDED APRIL 30,
                                                                 ---------------------
                                                                 1996             1995
========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $    86,272    $   708,552
  Adjustments to Reconcile Net Income to
    Net Cash Provided by (Used in) Operating Activities
      Depreciation and Amortization                              243,864        222,805
      Amortized Gain on Sale of Real Estate                      (33,752)       (33,751)
      Deferred Rent                                              (53,252)       (55,071)
      Provision for Doubtful Accounts                             55,977         43,665
      Gain on Disposal of Property and Equipment                  (3,100)       (20,567)
      Changes in Assets and Liabilties, net of effect
       of business acquired:
         Increase in Accounts Receivable                        (143,510)      (122,787)
         Increase in Prepaid Expenses                            (78,527)       (58,294)
         (Increase) Decrease in Inventory and Other
           Current Assets                                        (16,309)        12,410
         Increase in Deposits and Other Assets                  (257,065)       (14,151)
         Increase (Decrease) in Accounts Payable                  37,566        (20,312)
         Increase in Accrued Expenses                            129,092         20,367
- ---------------------------------------------------------------------------------------
      Total Adjustments                                         (119,016)       (25,686)
- ---------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Operating Activities        (32,744)       682,866
- ---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Child Care Centers                             (537,199)             -
  Purchases of Property and Equipment                           (500,623)      (309,645)
  Proceeds from Disposal of Property and Equipment                 8,000         59,104
- ---------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                   (1,029,822)      (250,541)
- ---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Exercise of Warrants                              40,404        469,882
  Proceeds from Sale of Preferred Stock                        4,339,675              -
  Payment of Dividends                                          (428,205)             -
  Proceeds from Notes Payable                                    140,736        204,301
  Increase in Note Receivable from Preschool Services, Inc.            -       (226,368)
  Payments on Lines of Credit                                          -       (100,000)
  Payments on Notes Payable and Capital Leases                  (111,029)       (99,605)
- ---------------------------------------------------------------------------------------
      Net Cash Provided by Financing activities                3,981,581        248,210
- ---------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      2,919,015        680,535

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   581,311        101,781
- ---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 3,500,326    $   782,316
=======================================================================================
SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
     Cash Paid During the Period for Interest                $    23,290    $    29,127
=======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     --------------------------------------------------------------------------

     The fiscal year of Sunrise Preschools, Inc. (the "Company") consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year, and the third quarter ends on the Saturday nearest April 30. However, for clarity of presentation, all information has been presented as if the first quarter ended on April 30 and the fiscal year ended on July 31.

     The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and cash flows for the nine month and three month periods ended April 30, 1996 and 1995.

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

2.   NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT
     --------------------------------------------------------------------------

     Primary net income (loss) per share is computed by dividing net income available for common stock (net income less dividends accrued during the period on Series B and Series C Preferred Stock) by the weighted average number of common shares and common share equivalents outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options that are considered antidilutive are not included in the weighted average number of common shares and common share equivalents outstanding. Fully dilluted net income per share for fiscal 1995 assumes the conversion of the Series B Preferred Stock into 500,000 shares of common stock.

3.   INCOME TAXES
     --------------------------------------------------------------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     As of July 31, 1995, net operating loss carryforwards totaled approximately $2,000,000, and expire through the year 2008. Accordingly, income taxes on income generated during the nine and three month periods ended April 30, 1996 and 1995 have been offset by the available net operating loss carryforwards. The amount recorded as income tax expense in the accompanying consolidated financial statements for the nine and three month periods ended April 30, 1995 represents the Company's alternative minimum income tax liability.

4.   PUBLIC OFFERING OF CONVERTIBLE PREFERRED SOCK
     --------------------------------------------------------------------------

     On December 22, 1995, the Company completed a public offering of 333,333 newly issued shares of Series C Preferred Stock at $15 per share.
     Net proceeds from the offering were $4,026,475, which will be used primarily for expansion of the Company's operations, both through the opening of additional Company facilities and the acquisition of existing child care centers.

     On February 12, 1996, the underwriters of the public offering exercised their option to purchase 24,000 additional shares of Series C Preferred Stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of Series C Preferred Stock.

5.   ACQUISITIONS
     --------------------------------------------------------------------------

     In December 1995, the Company entered into an agreement to purchase the operations of one child care center in Colorado Springs, Colorado at an aggregate purchase price of $310,000 (of which $101,455 was property and equipment). The purchase of this center was effective April 5, 1996 and was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

     In April 1995, the Company entered into an agreement to purchase the operations of one child care center in Sierra Vista, Arizona at an aggregate purchase price of $95,000 (of which $49,695 was property and equipment). The purchase of this center was effective April 16, 1996 and was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
===============================================================================

NINE MONTHS ENDED APRIL 30, 1996 (FIRST NINE MONTHS OF FISCAL 1996) COMPARED
TO NINE MONTHS ENDED APRIL 30, 1995 (FIRST NINE MONTHS OF FISCAL 1995)
- -------------------------------------------------------------------------------

During the current fiscal year, the Company has purchased the operations of the following child care centers: two child care centers in the Denver, Colorado metropolitan area on November 1, 1995, one center in Colorado Springs, Colorado on April 5, 1996, and one center in Sierra Vista, Arizona on April 16, 1996. The impact of these acquisitions on the operations of the Company are included in the discussion of operating revenues and expenses below.

Operating revenue - Operating revenue for the first nine months of fiscal 1996 was $7,420,994, an increase of $28,373, or 0.4% from revenue of $7,392,621 for the first nine months of fiscal 1995. This increase was due to the inclusion of revenues of the four acquired centers of $257,264. This increase was partially offset by the transfer of one of the Company's child care centers to Preschool Services, Inc. ("PSI") as of August 1, 1995. The Company continues to manage this child care center under a management agreement with PSI, for which the Company earns a management fee; however, the consolidated financial statements for the nine months ended April 30, 1996 no longer include the revenues or expenses of this center. As a result of this transfer, operating revenue decreased by $208,396 and operating expenses decreased by $194,896 from the first nine months of fiscal 1995. The impact of this transfer on net income for the first nine months of fiscal 1996 was a reduction of $13,500. In addition, revenues decreased $37,500 due to the deferral of administrative fees from PSI.

Excluding the items discussed above, operating revenues increased $17,005 from the first nine months of fiscal 1995. Due to increased enrollments at certain of the Company's centers and a moderate tuition increase in January, revenues at these centers increased $231,634. This was offset by a decrease of $130,037 in revenues received under one of the Company's employer child care contracts as a result of large layoffs by the employer, and a decrease of $84,592 in revenue at one of the Company's centers due to lower enrollment levels.

Operating expenses - Operating expenses for the first nine months of fiscal
1996 were $7,385,177 (99.5% of operating revenue), an increase of $715,668 or 10.7% from operating expenses of $6,669,509 (90.2% of operating revenue) for the first nine months of fiscal 1995. Of this increase, $288,826 was due to the inclusion of the four acquired centers. The remaining increase was due to an increase in facilities and maintenance costs and general and administrative expenses, partially offset by a decrease in payroll expense.

     Payroll - Payroll expense for the first nine months of fiscal 1996 was $3,612,407 (48.7% of operating revenue), a decrease of $3,118 from payroll expense of $3,615,525 (48.9% of operating revenue) for the first nine months of fiscal 1995. A portion of this decrease is due to the transfer of one of the Company's centers to PSI, as discussed above. As a result of this transfer, payroll expense decreased $174,153. In addition, payroll expense decreased $165,703 due to the Company's decision, in May 1995, to outsource its maintenance operations. Accordingly, the Company now pays a monthly fee for maintenance services, which is included in facilities and maintenance costs, rather than paying for staffing directly as part of payroll expense. These decreases were offset by $147,739 in salaries at the four acquired centers, $55,880 for additional corporate staff added in connection with the Company's expansion program, and a $133,119 increase in other salaries.

NINE MONTHS ENDED APRIL 30, 1996 (FIRST NINE MONTHS OF FISCAL 1996) COMPARED TO NINE MONTHS ENDED APRIL 30, 1995 (FIRST NINE MONTHS OF FISCAL 1995) (CONTINUED)
- --------------------------------------------------------------------------------

     Facilities and maintenance - Facilities and maintenance costs for the first nine months of fiscal 1996 were $2,728,490 (36.8% of operating revenue), an increase of $545,629 or 25.0% from facilities and maintenance costs of $2,182,861 (29.5% of operating revenue) during the first nine months of fiscal 1995. Of this increase, $95,147 is attributable to the acquired centers. The remaining increase is due to an increase of $154,211 in rent expense, a $208,056 increase in maintenance costs and a $112,976 increase in depreciation expense, partially offset by a decrease of $24,761 in other facilities and maintenance costs.

     The increase in rent expense was due to moderate rent increases at several of the centers, and to the deferral of $140,007 in sublease payments payable by PSI under the PSI Agreement. Maintenance costs increased $165,703 due to the Company's decision, in May 1995, to outsource its maintenance operations (see Payroll above for discussion of corresponding decrease in payroll costs). The increase in depreciation expense is primarily due to the deferral of $95,107 in lease payments payable under the PSI Agreement. These increases were partially offset by decreases in other costs, such as auto expenses and taxes.

     General and adminstrative - General and administrative expenses for the first nine months of fiscal 1996 were $1,044,280 (14.1% of operating revenue), an increase of $173,157, or 19.9%, from general and administrative expenses of $871,123 (11.8% of operating revenue) during the first nine months of fiscal 1995. Of this increase, $45,940 was attributable to the four acquired centers. In addition, advertising costs increased $50,925 due to the implementation of a new advertising program. The remaining increase was due to $40,500 in expenditures related to developing the Company's strategic growth and acquisition plans, a $25,330 increase in insurance costs, and moderate increases in other general and administrative costs such as office supplies, licenses & fees and bad debt expense.

Net Income - Net income for the first nine months of fiscal 1996 was $86,272 compared to net income of $708,552 for the first nine months of fiscal 1995, which was the most profitable nine month period in the Company's history. This decrease is primarily due to the deferral of approximately $273,000 in payments payable under the PSI Agreement, a decrease in enrollments under one of the Company's employer child care contracts due to layoffs by the employer, and a decrease in the enrollments and operating results at one of the Company's centers. In addition, costs incurred in connection with the Company's advertising and expansion programs, and in developing the Company's strategic growth plan have, in the current period, decreased net income.

THREE MONTHS ENDED APRIL 30, 1996 (THIRD QUARTER OF FISCAL 1996) COMPARED TO THREE MONTHS ENDED APRIL 30, 1995 (THIRD QUARTER OF FISCAL 1995)
- -------------------------------------------------------------------------------

During the current fiscal year, the Company has purchased the operations of the following child care centers: two child care centers in the Denver, Colorado metropolitan area on November 1, 1995, one center in Colorado Springs, Colorado on April 5, 1996, and one center in Sierra Vista, Arizona on April 16, 1996. The impact of these acquisitions on the operations of the Company are included in the discussion of operating revenues and expenses below.

Operating revenue - Operating revenue for the third quarter of fiscal 1996 was $2,681,233, an increase of $150,873, or 6.0% from revenue of $2,530,360 for the third quarter of fiscal 1995. This increase was due to the inclusion of revenues of the four acquired centers of $162,396. This increase was partially offset by the transfer of one of the Company's child care centers to PSI as of August 1,

THREE MONTHS ENDED APRIL 30, 1996 (THIRD QUARTER OF FISCAL 1996) COMPARED TO THREE MONTHS ENDED APRIL 30, 1995 (THIRD QUARTER OF FISCAL 1995) (CONTINUED)
- -------------------------------------------------------------------------------

1995. The Company continues to manage this child care center under a management agreement with PSI, for which the Company earns a management fee; however, the consolidated financial statements for the quarter ended April 30, 1996 no longer include the revenues or expenses of this center. As a result of this transfer, operating revenue decreased $80,871 and operating expenses decreased by $76,371 from the third quarter of fiscal 1995, as discussed more fully below. The impact of this transfer on net income for the quarter ended April 30, 1996 was a reduction of $4,500. In addition, revenues decreased $12,500 due to the deferral of administrative fees from PSI.

Excluding the items discussed above, operating revenues at the Company's child care centers increased $81,848 from the third quarter of fiscal 1995. Due to increased enrollments at certain of the Company's centers and a moderate tuition increase in January, revenues increased $139,263. This was offset by a decrease of $57,415 in revenues received under one of the Company's employer child care contracts as a result of large layoffs by the employer.

Operating expenses - Operating expenses for the third quarter of fiscal 1996 were $2,615,724 (97.6% of operating revenue), an increase of $386,242 or 17.3% from operating expenses of $2,229,482 (88.1% of operating revenue) for the third quarter of fiscal 1995. This increase was due to increases in facilities and maintenance costs and general and administrative expenses, along with a small increase in payroll expense.

     Payroll - Payroll expense for the third quarter of fiscal 1996 was $1,287,090 (48.0% of operating revenue), an increase of $82,434 from payroll expense of $1,204,656 (47.6% of operating revenue) for the third quarter of fiscal 1995. This increase is due to payroll costs of $87,665 at the newly acquired centers, $32,692 for additional corporate staff added in connection with the Company's expansion program, and a $77,712 increase in other salaries. These increases were partially offset by a decrease of $61,465 due to the transfer of one of the Company's centers to PSI, as discussed above. In addition, payroll expense decreased $54,170 due to the Company's decision, in May 1995, to outsource its maintenance operations. Accordingly, the Company now pays a monthly fee for maintenance services, which is included in facilities and maintenance costs, rather than paying for staffing directly as part of payroll expense.

     Facilities and maintenance - Facilities and maintenance costs for the third quarter of fiscal 1996 were $941,037 (35.1% of operating revenue), an increase of $222,232 or 30.9% from facilities and maintenance costs of $718,805 (28.4% of operating revenue) during the third quarter of fiscal 1995. Of this increase, $52,990 is attributable to the centers acquired this year. The remaining increase is due to an increase of $53,758 in rent expense, a $69,650 increase in maintenance costs and a $40,157 increase in depreciation expense as well as small increases in other facilities and maintenance costs. The increase in rent expense was due to moderate rent increases at several of the centers, and to the deferral of $42,426 in sublease payments payable by PSI under the PSI Agreement. The increase in maintenance costs is primarily due to a $54,170 increase due to the Company's decision, in May 1995, to outsource its maintenance operations (see Payroll above). The increase in depreciation expense is primarily due to the deferral of $28,223 in lease payments payable under the PSI Agreement.

     General and adminstrative - General and administrative expenses for the third quarter of fiscal 1996 were $387,597 (14.5% of operating revenue), an increase of $81,576, or 26.7%, from general and

THREE MONTHS ENDED APRIL 30, 1996 (THIRD QUARTER OF FISCAL 1996) COMPARED TO THREE MONTHS ENDED APRIL 30, 1995 (THIRD QUARTER OF FISCAL 1995) (CONTINUED)
- -------------------------------------------------------------------------------

     administrative expenses of $306,021 (12.1% of operating revenue) during the third quarter of fiscal 1995. Of this increase, $27,788 was attributable to the four acquired centers. In addition, advertising costs increased $30,895 due to the implementation of a new advertising program. The remaining increase was due to $17,100 in expenditures related to developing and implementing the Company's strategic growth and acquisition plans, a $4,447 increase in insurance costs, and moderate increases in other general and administrative costs such as licenses & fees and bad debt expense.

Net Income - Net income for the third quarter of fiscal 1996 was $107,199 compared to $290,802 for the third quarter of fiscal 1995. This decrease is primarily due to the deferral of approximately $83,000 in payments payable under the PSI Agreement, a decrease in enrollments under one of the Company's employer chld care contracts due to layoffs by the employer, and a decrease in the enrollments and operating results at one of the Company's centers. In addition, costs incurred in connection with the Company's advertising and expansion programs, and in developing the Company's strategic growth plan have, in the current period, decreased net income.

TRENDS
- -------------------------------------------------------------------------------

School enrollments, while remaining strong, were lower than during the first nine months of fiscal 1995. To boost enrollment levels, the Company implemented a new multi-media advertising program in January. This program continued during the third quarter. Management believes that this program, coupled with a moderate January tuition increase, should continue to have a positive effect on the Company. In addition, it is anticipated that the costs incurred by the Company in connection with developing its strategic growth plan and implementing its expansion program will benefit the Company in the future. However, there can be no assurance that this will occur.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------------------------------------------------------

Net cash used in operating activities for the nine months ended April 30, 1996 was $32,744. Cash was sufficient to meet the normal operating requirements of the Company. Due to the Company's public offering of preferred stock in December, working capital increased by $3,118,250, from $210,600 at July 31, 1995 to $3,328,850 at April 30, 1996.

On December 22, 1995, the Company completed a $5 million public offering of a new series of convertible preferred stock. Net proceeds from the offering were $4,026,475, which will be used primarily for expansion of the Company's operations, both through the opening of additional Company facilities and the acquisition of other existing child care centers. On February 12, 1996, the underwriters of the offering exercised their option to purchase 24,000 additional shares of preferred stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of the preferred stock.

On November 6, 1995, holders of warrants representing the right to purchase 47,074 shares of the Company's common stock were exercised. Net proceeds from this exercise were $40,404.

Net cash used in investing activities was $1,029,822, consisting of purchases of property and equipment totaling $537,199 and $500,623 in costs related to four centers acquired by the Company during the year. These uses were partially offset by $8,000 in proceeds from disposals of property and equipment.

- -------------------------------------------------------------------------------

Net cash provided by financing activities was $3,981,581, consisting of proceeds from the exercise of warrants and the sale of preferred stock of $4,380,079 and additional borrowings of $140,736, offset by repayments of notes payable and capital leases of $111,029 and payment of dividends on Series B and C Preferred Stock of $428,205. The additional borrowings consisted of notes payable for the purchase of six vehicles. Dividends payable on Series B and C Preferred Stock as of April 30, 1996 were $44,366.

The Company is current on all principal and interest payments on its notes payable and capital leases. The Company has three lines of credit with a financial institution totaling $2,000,000: 1) a $250,000 revolving working capital line, bearing interest at prime (8.5% at April 30, 1996) plus 1.00%; 2) a $250,000 nonrevolving line of credit for the purchase of vehicles and equipment, bearing interest at prime plus 1.25%, and; 3) a $1,500,000 nonrevolving line of credit for the financing of fixed assets associated with the acquisition of existing child care centers or the start up of new centers, bearing interest at prime plus 1.00%. These lines of credit are renewable each year on January 31, and are secured by the Company's accounts receivable, inventory, furniture, vehicles and equipment.

The Company currently expects that it will be able to renew the lines of credit under similar terms upon their maturity. However, if the lines of credit are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

The Company plans to open several centers in the Fall and Winter of 1996. New centers opened by the Company will be constructed by a third party and the Company will then enter into long term leases for the land and buildings. Preopening costs of a center normally range between $90,000 and $110,000 per center. Management expects cash generated from operations and cash on hand as a result of the public offering and the warrant exercise to be sufficient to satisfy the needs at its existing schools for the next 12 months and to open the new centers as planned.

During the current fiscal year, the Company has purchased the operations of the following child care centers: two child care centers in the Denver, Colorado metropolitan area on November 1, 1995, one center in Colorado Springs, Colorado on April 5, 1995, and one center in Sierra Vista, Arizona on April 16, 1996. The Company is also considering various acquisitions of established child care centers operated in the southwestern United States, as well as in other geographic areas. The Company intends to finance these acquisitions through a combination of cash and long-term notes.

PART II  OTHER INFORMATION

Items 1 - 5    Not applicable

Item  6        Exhibits and Reports on Form 8-K
               (a)  Exhibits

                    Exhibit 11 - Statement Re: Computation of per share earnings

                    Exhibit 27 - Financial Data Schedule

               (b)  Reports on Form 8-K
                    There were no reports on Form 8-K filed durirng the quarter ended April 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUNRISE PRESCHOOLS, INC.

Date:    June 10, 1996        By:   /s/ James R. Evans
         -------------        ----------------------------------------------
                                        James R. Evans
                                        Chairman of the Board of Directors
                                        and President (Principal Executive
                                        Officer)

    SIGNATURE                               CAPACITY                        DATE
    ---------                               --------                        ----
  /s/ Ronald J. O'Connor    Controller (Principal Financial Officer,   June 10, 1996
  ----------------------    Principal Accounting Officer)              ------------
Ronald J. O'Connor