Form 10KSB40
period 1996-07-27
SUNRISE PRESCHOOLS INC/DE/
filed 1996-10-25
CIK 818695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED JULY 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

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

      Registrant's telephone number, including area code (602) 860-1611

      Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.01 PAR VALUE
                  SERIES C PREFERRED STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year were: $10,237,418

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price on October 4, 1996, was approximately $2,021,215. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 4, 1996, 2,982,968 shares of Common Stock, $.01 par value, were outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                    None.

                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part III herein on page number 52.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:   YES          NO   X
                                                     -----       -----

                                TABLE OF CONTENTS

                                                                                      Page
PART I:
      Item 1.    Business ...........................................................    3
      Item 2.    Properties .........................................................   14
      Item 3.    Legal Proceedings ..................................................   15
      Item 4.    Submission of Matters to a Vote of Security Holders ................   15

PART II:
      Item 5.    Market for Registrant's Common Equity and Related
                 Stockholders Matters................................................   16
      Item 6.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operation................................................   17
      Item 7.    Financial Statements and Supplementary Data ........................   21
      Item 8.    Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure................................................   41
PART III:
      Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act...................   42
      Item 10.   Executive Compensation .............................................   44
      Item 11.   Security Ownership of Certain Beneficial Owners and Management .....   48
      Item 12.   Certain Relationships and Related Transactions .....................   50

PART IV:
      Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...   52

SIGNATURES...........................................................................   56

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

                  In December 1995, the Company completed a public offering of 333,333 newly issued shares of Series C Preferred Stock at $15 per share. Net proceeds from the offering were $4,026,475.

                  In February 1996, the underwriters of the public offering exercised their option to purchase 24,000 additional shares of Series C Preferred Stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of Series C Preferred Stock, and resulted in net proceeds to the Company of $298,072.

                  The Company intends to use the proceeds from the public offering primarily to acquire, open and equip additional child care centers. During fiscal 1996, the Company acquired or opened six additional centers, increasing its licensed capacity by approximately 1,011 additional children. Management is continuing to pursue various expansion and acquisition opportunities. Subsequent to the end of the fiscal year, the Company acquired four additional centers and opened one newly constructed center, increasing the licensed capacity by 702 additional children.

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

                                    BUSINESS
GENERAL

                  Sunrise Preschools, Inc. operates a chain of premium quality child care centers that offer comprehensive educational child care services primarily for children ages six weeks to twelve years. The Company currently operates 36 child care centers in Arizona, Hawaii, Colorado and Wisconsin. Enrollment on September 30, 1996 was approximately 3,600 children and the aggregate licensed capacity of the Company's child care centers was 5,160 children. The Company offers both full and half-day programs, as well as extended hours at several of its facilities including 24-hour care at one location.

                  The Company's strategy is to be a comprehensive provider of high quality educationally oriented child care services in demographically desirable markets. The Company intends to pursue this strategy by acquiring individual centers and small chains of community-based centers, by promoting and developing employer sponsored and other partnership child care programs and by assuring that its child care centers reflect quality facilities and equipment as well as innovative learning programs. Due to the fragmented nature of the child care industry, the Company believes that it has many opportunities to pursue its strategy of acquiring individual centers and small chains of community-based centers.

                The Company differentiates itself from most child care providers by offering a comprehensive educationally based curriculum that incorporates innovative teaching techniques and programs, and by offering its parents and children modern facilities and equipment. The Company's education-based programs emphasize, among other things, the use of learning centers to enhance the child's development. The programs are designed to appeal to parents who consider education and development, rather than custodial care, as being most important in choosing a child care facility. In addition to the regular learning programs, all of the Company's child care centers offer computer-based learning programs using state-of-the-art software and a number of extra-curricular programs such as gymnastics, piano lessons and aquatic activities. Upon acquisition of new child care centers, the Company implements its learning programs and curriculum and, if necessary, updates and modernizes the equipment and facilities of the acquired centers. The Company believes that such programs and strategies contribute significantly to its revenues.

                  The Company's strategic emphasis on child development and learning programs are geared toward modern attitudes about child care and early education. Surveys show that working mothers believe that their children benefit from center-based child care because it is educational, contributes to child development and builds social skills. Surveys also show that working mothers believe that one-on-one child care is of lesser educational value than group care.

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

                     [A PIE CHART DEPICTING THE LARGE AND
                     FRAGMENTED MARKET SHOWING THE TOP 50
                     CHAINS ACCOUNT FOR AN 11% SHARE AND
                  SMALL OPERATORS ACCOUNT FOR AN 89% SHARE.]

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

                   [A LINE GRAPH DEPICTING THE LABOR FORCE
                   PARTICIPATION OF WOMEN OF CHILD-BEARING
                    AGE FROM 1990 (41 MILLION) THROUGH THE
                           YEAR 2000 (44 MILLION)]


                    [A LINE GRAPH DEPICTING THE PERCENTAGE
                   OF MOTHERS OF PRESCHOOL AGE CHILDREN WHO
                   WORK FROM 1970 (30%) THROUGH 1990 (59%)]


Source:  U.S. Bureau of Labor Statistics

CHILD CARE CENTER OPERATIONS

                  Consistent with the Company's strategic emphasis on high quality child care, the Company's operations are designed to appeal to parents who want innovative learning programs emphasizing child development offered in modern facilities. The Company's approach to its operations includes the following concepts:

                                    FACILITIES -- Facilities are designed with a
                  number of features that promote an optimal atmosphere for child development, as well as efficient adult child interaction and observation. The Company's child care center design incorporates individual classrooms and provides a quiet atmosphere within each classroom while still allowing free movement from activity to activity. An abundance of windows gives the facility an open, airy and clean appearance. Most of the Company's child care facilities have observation rooms for parents to view their children's participation in the daily activities without interruption. Bathrooms are adjacent to each classroom for easy access and safe monitoring of children. Many facilities have video cameras in each classroom that are monitored on a continual basis at the front office. Licensed capacity of the Company's child care centers ranges from 10 to 249 children, although in some centers actual enrollment may be higher because some children are enrolled on a part-time basis.

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

                                    AVAILABILITY -- The Company recognizes that
                  the parents of enrolled children have varying child care needs. Parents may enroll their children for any mix of days per week with a minimum of two days per week. Most of the Company's child care centers are open from 6:00 a.m. to 6:30 p.m., five days per week, all year, except on major holidays. The Company also offers extended care at several of its facilities, including 24-hour, seven days a week service at one facility. Parents may visit their child's facility at anytime during operating hours. Each child care facility regularly conducts parents' nights, during which parents can discuss the progress of their children with the staff, watch their children perform or hear professionals in the child care field speak on relevant subjects.

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

CURRICULA AND PROGRAMS

                  The Company believes that a developmental approach to learning, coupled with a strong early childhood foundation, is essential to positive growth in children. Children are grouped within each center by age and developmental level. The following programs are offered by the Company:

                                    INFANTS -- The infant program is available
                  on a full-time and, in some cases, a part-time basis, and includes various developmental activities designed to foster visual perception and motor development. This program is offered in an environment that is conducive to learning and provides stimulation for very young children.

                                    TODDLERS -- The toddler program includes a
                  variety of developmental activities such as wet and dry tables, blocks, dolls and art experiences. Development of social skills, gross motor skills and language skills is emphasized in the toddler program.

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

                                    PRIVATE KINDERGARTEN AND FIRST GRADE -- The
                  Company, responding to parents' general desire for more academics and a longer program at Sunrise, has instituted a private kindergarten and first grade program. This program allows the parents of a child who is of public school age the choice to stay at Sunrise for kindergarten and first grade. This program has been successful and the Company plans to continue to enhance these grade levels at many of their locations. Parents pay additional tuition for these programs. The Company believes that the higher academic standards, the lower ratios and the flexibility of the program will continue to increase enrollments in this area.

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

                                    OPTIONAL PROGRAMS -- The Company offers
                  special programs for children whose parents seek more specialized activities. Through cooperative efforts with outside organizations the Company offers special gymnastics and other classes for children ages three and up. Specialized gymnastics equipment has been installed on site at most of the Company's Arizona child care centers, and all of the classes are taught by professionally trained staff.

                                    The Company also has contracted with an
                  outside organization, to offer sophisticated, computer-based, educational classes on site to children ages three and up utilizing highly trained teachers and state-of-the-art software. Other various special programs are offered by the Company including ballet, swimming, piano and karate. Presently, all of these special programs, for which an additional fee is charged, account for a small percentage of the monthly revenue at each child care center; however, the Company continues to expand and market these programs to seek additional student participation and increased revenue.

                                    SPECIAL NEEDS PROGRAM -- Since July 1987,
                  the Company has been awarded an annual contract from the Division of Developmental Disabilities of the Arizona Department of Economic Security to provide a goal-oriented training program for and to integrate mild to severely handicapped children in child care centers. In September 1991, the Company was approved to be a private provider of special education preschool programs and related services by the Arizona Department of Education. Since June 1991, the Arizona Department of Economic Security, as administrator of a child care block grant, has awarded the Company an annual contract to deliver child care to families with special needs children. These contracts have been renewed through June 1997.

TUITION

                  The Company determines tuition charges based upon a number of factors including age of child, number of days and hours of attendance, location and competition. Part-time students are charged proportionately higher rates than full-time students. The Company's charges for service vary, depending on the location of the center and the age of the child; however, the Company's rates are generally higher than its competitors. Tuition is generally collected on a weekly or monthly basis in advance.

MARKETING

                  The Company targets a market consisting primarily of parents having above average incomes and education. According to the United States Bureau of the Census, families earning over $45,000 a year are twice as likely as families with incomes below $20,000 to enroll their children in child care centers. Based on a survey by the Company of its participating parents, the Company believes that over 50% of the families of enrolled children have annual incomes exceeding $50,000. The Company uses demographic studies to locate its campuses in geographic areas consistent with the Company's target market. The Company's primary sources of new enrollments have been from distribution of promotional material in residential areas surrounding a child care facility in conjunction with its opening, referrals from satisfied parents, yellow-page advertising and traffic exposure. For existing child care facilities the Company also advertises through direct mail, newspaper, telemarketing and by participating in community child-related events. The advertising campaign focuses primarily on summer promotion to enhance each fall's enrollment. For the fiscal years ended July 31, 1996, 1995 and 1994, the Company's average percentage occupancy was 72.2%, 76.7%, and 78.3%, respectively. The average percentage occupancy is calculated by dividing the operating revenues for all of the Company's centers (other than centers operated on a management fee basis) for the respective years by the product of (i) licensed capacity for all of the Company's centers (other than those operated on a management fee basis) and (ii) the average of the basic tuition rate for full-time four year old children at all such centers for the respective years based on 50 weeks of attendance per year.

EXPANSION

                  The Company has implemented a plan to develop into a hybrid educational management company. The plan provides growth, both in the number of centers the Company operates and in the range of services it provides.

                  This expansion program is being funded, in part, by the proceeds of the December 1995 public offering. The Company is using a portion of the proceeds to open new child care centers. In addition, the Company has actively pursued the acquisition of established child care centers operated in the southwestern United States, as well as in other geographic areas. Long-term growth opportunities will also come from build-to-suit opportunities, where child care facilities are developed as an amenity to an overall project or as stand-alone facilities constructed for the Company. With regard to build-to-suit opportunities, the Company contracts with unrelated third parties to develop and construct child care centers based on the Company's specifications. The Company then leases the center back from the third party. Additional long-term growth opportunities will continue to come from partnership and contract child care programs that provide relatively low risk expansion opportunities. The Company will also continue to evaluate opportunities related to employer centers and developer-assisted programs as they arise.

                  Consistent with this plan, during fiscal 1996, the Company acquired the assets of two child care centers in the Denver, Colorado metropolitan area, one center in Colorado Springs, one center in Sierra Vista, Arizona, and one center in Phoenix, Arizona. In addition, through its contract with Preschool Services, Inc. ("PSI"), the Company assumed management of a newly opened center in Hales Corner, Wisconsin. All but two of these additions occurred during the last four months of the fiscal year.

                  The expansion activity continued after the end of the 1996 fiscal year. In August 1996, the Company acquired the assets of four additional centers in the Phoenix metropolitan area, and in October 1996, the Company opened a newly constructed free-standing center, also in the Phoenix metro area.

                  Through October 1996, the Company's expansion program has increased its licensed capacity by 1,713 additional children, a 50% increase over fiscal 1995. The Company is continuing to evaluate prospective acquisition candidates and additional build-to-suit opportunities, and will pursue those that fit its strategy.

                  In addition to expanding the number of centers it operates, the Company has also expanded the types of services it provides. The Company has selectively moved into primary education by adding first grade classes in three of its Arizona centers in the fall of 1996. In addition, one of the centers it acquired in the Phoenix area has been converted to a Suncrest Private School. Suncrest offers a state of the art environment, with smaller class sizes, lower teacher to student ratios and more degreed teachers than most preschools. Suncrest uses the nationally known and respected High Scope teaching method, and currently serves children age 2 through kindergarten, with plans to expand to include primary grades. The extra services provided by Suncrest allow the Company to charge a higher tuition rate than at its other preschools.

                  In addition to Sunrise and Suncrest schools, the Company also operates three Sunburst Child Care Centers. Sunburst centers were designed to capitalize on a market segment that cannot afford the higher tuition rates charged by the Company at Suncrest. These centers provide quality care for lower tuition rates. Sunburst centers have lower operating costs, allowing for these lower tuition rates.

                  With Suncrest, Sunrise and Sunburst centers, the Company can penetrate three distinct income markets, thus expanding its market opportunities.

                  From time to time, the Company may decide to close one or more child care centers and contracts relating to centers operated for third parties may expire or be terminated by the third party. In fiscal 1996, one contract for two child care centers with a total licensed capacity of 38 children expired and was not renewed. The Company continually monitors the enrollment levels at its child care centers and the long-term prospects of the geographic areas in which its child care centers operate.

EMPLOYER CHILD CARE PROGRAMS

                  Increasing numbers of employers are offering child care benefits to their employees. To increase enrollment, the Company has capitalized on this trend by actively pursuing contracts with various employers through its Employer Child Care ("ECC") programs. The Company's ECC programs are tailored to meet each employer's particular needs. The Company may also contract to operate a child care center constructed by an employer for its exclusive or semi-exclusive use. The Company also offers assistance to employers in marketing their programs to employees and encourages the employers to subsidize tuition costs and to implement programs that enable their employees to realize available federal tax benefits. The Company instituted its first ECC program in May 1987 and has consistently added employer participants since that time. Among the corporations that have ECC programs with the Company are America West Airlines and American Express. For the fiscal years ended July 31, 1996, 1995 and 1994, revenues from ECC programs, including revenues received from employers as well as employees, represented 43%, 45% and 31%, respectively, of the Company's total operating revenue.

                  One of the more innovative ECC programs, although not the largest, is the Child Development and Family Studies Laboratory ("CDFSL") which is operated under the Company's management agreement with PSI. The CDFSL is a research, teaching and community service facility at the Arizona State University West Campus ("ASU West") in Phoenix, Arizona, which has a licensed capacity of 58 children and uses the High Scope teaching method. The laboratory provides a program for parents and children to participate in interesting projects for observational research. As part of their educational training, students attending ASU West are permitted to observe the interaction of children in a combined environment of child care and teaching. An advanced program has been developed using lower teacher to child ratios than is required. The program is available to faculty, staff and students of ASU West and to the general public if space permits.

PARTNERSHIP CHILD CARE PROGRAMS

                  One strategic focus of the Company is to increase its enrollment levels through various partnership arrangements with third parties, such as churches. Typically, these partnership arrangements involve an agreement by the Company to operate a child care center at facilities owned by the third party. The Company and the third party share the operating risks of the child care centers and share, at various rates, any profits generated by the centers. The child care centers are open to the general public. Because the third party provides the facilities for the child care center, these partnership programs provide the Company with an opportunity to increase its enrollment with only a minimal capital investment and risk.

                  Currently, the Company's partnership activities are undertaken in connection with PSI, a nonprofit corporation. Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. PSI typically enters into agreements with third parties to establish child centers or assume the operations of existing child care centers and then contracts with the Company to operate the child care centers in exchange for a management fee. Profits generated by the entities are shared by PSI and the third party. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                  Currently, the Company operates eight child care centers in connection with PSI. The total licensed capacity of these child care centers is 901 children.

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

                  In January 1993, the Company opened four child care facilities in conjunction with a high school district in Phoenix. These centers operate on a cost reimbursement basis, plus a profit component for the Company. The child care centers are located on various high school campuses and provide child care services for the children of at-risk teen parents enrolled in the district's schools. The number of centers operated under this contract has changed from year to year, depending on the needs of the district. During fiscal 1996, the Company operated five centers with a total licensed capacity of 63 children.

COMPETITION

                  The child care industry is highly competitive, with Phoenix, Arizona being one of the most competitive markets in the United States. In the geographic areas in which the Company operates, the Company competes with centers owned by national chains such as American Child Care Centers, dba Ultra Child Care/Mary Moppets, Kinder-Care Learning Centers, Inc., Children's World Learning Centers, Inc., Child Time and La Petite Academy, Inc., as well as child care centers owned by nonprofit organizations that may be supported to a large extent by endowments, charitable contributions and other forms of subsidies. In addition, the Company competes with individually-owned proprietary child care centers, licensed child care homes, unlicensed child care homes, public schools, the YMCA, Boys and Girls Clubs, public school programs, and businesses that provide child care for their employees at the work place.

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

                                    COSTS. Due to the extensive curriculum and
                  program offerings, the tuition at Sunrise and Suncrest Schools is generally higher than that of its competitors. For parents who choose child care facilities based on cost alone, these centers have difficulty competing.

                                    LOCATION. The location and convenience of
                  the child care center to the parent is very important. The Company's child care centers are generally located in residential areas, and are intended to be convenient for the market segment targeted for enrollment.

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

INSURANCE

                  The Company has not had any material claims against its liability insurance; however, the Company, as well as other child care providers, has had difficulty obtaining liability insurance coverage at reasonable rates for child physical and sexual abuse. The Company has comprehensive general liability insurance with a limit of $1,000,000 per occurrence and $2,000,000 aggregate per location, including $1,000,000 coverage for child physical and sexual abuse. It also has insurance coverage for automobile liability, with a per occurrence limitation of $1,000,000. In addition, the Company has an $8,000,000 umbrella policy to cover claims in excess of the per occurrence limitation on the general liability policy.

GOVERNMENT REGULATION

                  Operators of child care centers are subject to a wide variety of state and local regulations and licensing requirements, including site inspection for safety and compliance with building codes, review of programs and facilities, ratio of staff to the number of attending children, health standards (including food service) and zoning. Each child care center must be licensed by the appropriate state and local authorities before it may begin operations. The Company believes that each of its child care centers is in compliance, in all material respects, with such requirements. No proceedings to suspend or revoke any of the Company's licenses have ever been instituted. Compliance with government regulations, including changes in the minimum wage, increase the Company's operating costs; however, these costs are generally offset by increases in tuition. No significant changes in government regulations are expected in the next twelve months.

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

EMPLOYEES

                  Individual child care centers are staffed with a director, one or more assistant directors, teachers and teacher assistants. All personnel participate in periodic in-service and external training programs and are required to meet applicable state and local regulatory standards.

                  Each of the Company's child care centers is operated as a unit under the supervision of a director assigned to that child care center. The director is responsible for hiring teachers, organizing and monitoring programs, supervising all records and regulatory compliance, collecting tuition, marketing and corporate office reporting. The Company conducts an in-house "LIT" (Leadership-in-Training) program designed to instruct and motivate existing personnel for a future management position in one of its centers.

                  All center personnel are carefully monitored to ensure compliance with current state regulations regarding age, experience and educational requirements. The background check of prospective employees includes a fingerprint check with the Federal Bureau of Investigation. To date, the Company has been able to attract and retain qualified personnel, but there can be no assurance that the Company will be able to continue to do so in the future without incurring additional payroll costs.

                  As of July 31, 1996, the Company employed approximately 730 persons, approximately 12 of which were employed in the corporate office and approximately 718 of which (including 179 part-time employees), were employed at the Company's child care centers. All management and supervisory personnel are salaried; substantially all other employees are paid on an hourly basis. The Company provides partial child care benefits for its employees in addition to partial payment of medical and dental insurance premiums.

                  None of the Company's employees are represented by a union, and the Company does not anticipate any union organization activities among its employees.

ITEM 2. PROPERTIES.

                  Of the 36 child care centers operated by the Company in Arizona, Hawaii, Colorado and Wisconsin, 25 are leased with terms expiring on various dates between 1996 and 2011. Two of these centers, in turn, are subleased to PSI. The building leases generally include option renewal periods of 5 to 25 years at the Company's discretion. The aggregate monthly lease payments on the 25 centers (net of monthly sublease income of approximately $2,300) total approximately $250,000. Each of the leases contains provisions for lease payment increases based on the Consumer Price Index or other similar formulas. The Company is generally responsible for taxes, insurance, maintenance and other expenses related to the operation of the leased facilities. The lessors are unaffiliated third parties who purchased the centers either from affiliates of the Company or from its former wholly owned subsidiary, Sunrise Holdings, Inc. The remaining 11 facilities are operated pursuant to various agreements with outside agencies. The Company pays no rent at any of these facilities. See "BUSINESS -- Employer Child Care Programs," "Partnership Child Care Programs" and "Contract Child Care Programs."

                  The Company's principal executive offices are leased and located in approximately 4,700 square feet in Scottsdale, Arizona. The Company believes that its headquarters facility is adequate for operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

                  The Common Stock was registered under Section 12(g) of the Exchange Act in 1987. From September 11, 1987 until January 27, 1991, when the National Association of Securities Dealers Automated Quotation System ("Nasdaq") changed its listing requirements, the Common Stock was listed on Nasdaq under the symbol SUNR. From January 28, 1991 until December 19, 1995, the Common Stock was quoted in the National Daily Quotation Service ("Pink Sheets") published daily by the National Quotation Bureau, Inc. under the symbol SUNR. Quotations were also available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol 3SUNR. Beginning December 20, 1995, the Company's Common Stock has been quoted on the Nasdaq Small Cap Market under the symbol SUNR. The following table sets forth the high and low bid prices for the Common Stock based on closing transactions during each specified period as reported by the National Quotation Bureau, Inc., (through December 19, 1995, which prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions), and the high and low sales prices as reported by Nasdaq (subsequent to December 19, 1995).

Fiscal 1996                                    High          Low
                                               ----          ---
                  First Quarter               $3.313         $2.125

                  Second Quarter               2.500          1.813

                  Third Quarter                2.063          1.250

                  Fourth Quarter               1.938          1.375

Fiscal 1995                                    High          Low
                                               ----          ---
                  First Quarter               $1.375         $1.000

                  Second Quarter               1.688           .938

                  Third Quarter                1.563          1.125

                  Fourth Quarter               2.625          1.250

                  There were approximately 260 record holders and 700 beneficial holders of the Company's Common Stock as of October 4, 1996. On October 4, 1996, the high and low sale prices for the Common Stock were $1.25 and $1.375, respectively.

                  The Company has never paid a dividend on its Common Stock. The Company presently does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company may not pay any dividends on its Common Stock unless all cumulative dividends on its Series B and Series C Preferred Stock are paid. The annual dividend rate of the Series B Preferred Stock is $.10 per share, which currently amounts to $50,000 per year in the aggregate based on 500,000 issued and outstanding shares. The annual rate of the Series C Preferred Stock is $1.35 per share, which currently amounts to $482,400 in the aggregate based on 357,333 issued and outstanding shares. After December 22, 1996, dividends on the Series C Preferred Stock may, at the option of the Company, be paid in shares of common stock. As of July 31, 1996, accrued but unpaid dividends payable on the Series B and Series C Preferred Stock were $44,367. In addition, the Company has a credit facility with a bank pursuant to which it may borrow up to $500,000. As of September 30, 1996, approximately $180,000 had been borrowed under the working capital line portion of this credit facility. Pursuant to the terms of the credit facility, the Company may not pay any dividends on its common stock without the consent of the bank.

Furthermore, under Delaware corporate law, the Company may be prohibited in certain circumstances from paying dividends (whether in cash or otherwise).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                  During fiscal 1996, the Company purchased the operations of the following five child care centers: two child care centers in the Denver, Colorado metropolitan area on November 1, 1995, one center in Colorado Springs, Colorado on April 5, 1996, one center in Sierra Vista, Arizona on April 16, 1996, and one center in Phoenix, Arizona on June 28, 1996. In addition, through its contract with Preschool Services, Inc. ("PSI"), on May 1, 1996, the Company assumed management of a newly opened center in Hales Corner, Wisconsin. These additional centers increased the total licensed capacity of the Company's centers by 1,011 children. The impact of the acquisitions on the operations of the Company are included in the discussion of operating revenues and expenses below.

FISCAL YEAR ENDED JULY 31, 1996, COMPARED TO FISCAL YEAR ENDED JULY 31, 1995

                  Operating revenue for the fiscal 1996 was $10,237,418, an increase of $462,395, or 4.7% from revenue of $9,775,023 for fiscal 1995. This increase was due to the inclusion of revenues of the acquired centers of $599,163. This increase was partially offset by the transfer of one of the Company's child care centers to PSI as of August 1, 1995. The Company continues to manage this child care center under a management agreement with PSI, for which the Company earns a management fee; however, the consolidated financial statements for fiscal 1996 no longer include the revenues or expenses of this center. As a result of this transfer, operating revenue decreased by $257,409 and operating expenses decreased by $239,409 from fiscal 1995. The impact of this transfer on net income for fiscal 1996 was a reduction of $18,000. In addition, revenues decreased $42,000 due to the deferral of administrative fees from PSI.

                  Excluding the items discussed above, operating revenues increased $120,641 from fiscal 1995. Due to increased enrollments at certain of the Company's centers and a moderate tuition increase in January, revenues increased $386,222. This was offset by a decrease of $181,705 in revenues received under one of the Company's employer child care contracts as a result of large layoffs by the employer and a decrease of $83,876 in revenue at one of the Company's centers due to lower enrollment levels.

                  Operating expenses for fiscal 1996 were $11,171,436 (109.1% of operating revenue), an increase of $2,007,898 or 21.9% from operating expenses of $9,103,538 (93.7% of operating revenue) for fiscal 1995. Of this increase, $655,519 was due to the inclusion of the acquired centers and $602,000 was due to the establishment of a reserve for impaired assets and rental commitments in connection with the Company's agreement with PSI which is included in facilities and maintenance costs. The remaining increase was due to an increase in other facilities and maintenance costs and general and administrative expenses, partially offset by a decrease in payroll expense.

                  Payroll expense for fiscal 1996 was $5,055,138 (49.4% of operating revenue), an increase of $264,176 or 5.5% from payroll expense of $4,790,962 (49.0% of operating revenue) for fiscal 1995. This increase was due to $341,906 in salaries at the acquired centers, an $88,572 increase in corporate salaries due to staff added in connection with the Company's expansion program, and a $221,594 increase in other salaries. These increases were partially offset by a decrease of $210,843 due to the transfer of one of the Company's centers to PSI, as discussed above. In addition, payroll expense decreased $177,053 due to the Company's decision, in May 1995, to outsource its maintenance operations. Accordingly, the Company now pays a monthly fee for maintenance services, which is included in facilities and maintenance costs, rather than paying for staffing directly as part of payroll expense.

                  Facilities and maintenance costs for fiscal 1996 were $4,478,373 (43.7% of operating revenue), an increase of $1,502,457 or 50.5% from facilities and maintenance costs of $2,975,916 (30.4% of operating revenue) during fiscal 1995. Of this increase, $231,579 is attributable to the acquired centers and $602,000 was due to the establishment of a reserve for impaired assets and rental commitments in connection with the Company's agreement with PSI. The remaining increase is due to an increase of $279,715 in rent expense, a $219,060 increase in maintenance costs and a $179,103 increase in depreciation and amortization expense, partially offset by a decrease of $9,000 in other facilities and maintenance costs.

                  Due to continued operating losses incurred during 1996, PSI approved a plan to close two of its schools upon the expiration of the leases. Since the estimated cash flows will not be sufficient to recover the leasehold improvements related to these two schools, the Company recorded an impairment reserve for these assets which totaled approximately $184,000 which is included in facilities and maintenance expenses in fiscal 1996.

                  Also, since the Company is the lessee for two of the leases, they are contingently liable for the lease payments to third parties. Since the estimated future cash flows of PSI will not be sufficient to make the scheduled lease payments, the Company recorded a contingent liability of approximately $418,000 related to the remaining lease payments which is included in facilities and maintenance expenses in fiscal 1996.

                  The increase in rent expense was due to moderate rent increases at several of the centers, and to the deferral of $228,971 in sublease payments payable by PSI under the PSI Agreement. Maintenance costs increased $177,053 due to the Company's decision, in May 1995, to outsource its maintenance operations (see Payroll above for discussion of corresponding decrease in payroll costs). The remaining increase in maintenance costs is primarily due to increased cleaning and maintenance supplies costs. The increase in depreciation and amortization expense is primarily due to the deferral of $134,612 in lease payments payable under the PSI Agreement, and to $11,568 in amortization of intangible acquisition costs. These increases were partially offset by decreases in other costs, such as auto expenses and taxes.

                  General and administrative expenses for fiscal 1996 were $1,637,925 (16.0% of operating revenue), an increase of $241,265, or 17.3% from general and administrative expenses of $1,396,660 (14.3% of operating revenue) during fiscal 1995. Of this increase, $82,034 was attributable to the acquired centers. In addition, advertising costs increased $105,267 due to the implementation of a new advertising program. The remaining increase was due to $70,859 in preopening expenses for new centers and $57,600 in expenditures related to developing the Company's strategic growth and acquisition plans, and moderate increases in other general and administrative costs such as office supplies, licenses and fees. These increases were partially offset by a $103,816 decrease bad debt expense.

Other income for fiscal 1996 decreased $8,386 from fiscal 1995 due to reduced gain on sale of fixed assets, primarily vans, traded in during the year. Net interest income increased $109,729 due to interest income on the invested proceeds of the December 1995 public offering.

                  Net loss for the year ended July 31, 1996 was $857,308 ($0.40 per share) compared to net income of $806,852 ($0.29 per share) for the year ended July 31, 1995 which was the second most profitable year in the Company's history. This decrease is primarily due to the allowance provided of approximately $406,000 for amounts receivable under the PSI Agreement; the establishment of a $602,000 reserve for impaired assets and rental commitments in connection with the Company's agreement with PSI; the inclusion of an income tax benefit of $220,000 in fiscal 1995; $70,859 in preopening costs for new centers; and a decrease in enrollments under one of the Company's employer child care contracts due to layoffs by the employer. In addition, costs incurred in connection with the Company's advertising and expansion programs, and in developing the Company's strategic growth plan have, in the current period, decreased net income.

SEASONALITY AND QUARTERLY RESULTS

                  The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 1996 and 1995. The operating results of any quarter are not necessarily indicative of results of any future period.

                                                            Quarter Ended (in thousands)
                        -------------------------------------------------------------------------------------------
                        July. 31,   Apr. 30     Jan. 31,   Oct. 31,     Jul. 31,    Apr. 30,    Jan. 31,    Oct. 31,
                          1996        1996        1996       1995         1995        1995        1995        1994
                          ----        ----        ----       ----         ----        ----        ----        ----
Operating revenue       $ 2,817     $ 2,681     $ 2,304     $ 2,435     $ 2,382     $ 2,530     $ 2,326     $ 2,537
Operating expenses       (3,787)     (2,615)     (2,413)     (2,356)     (2,495)     (2,229)     (2,153)     (2,287)
Income (loss) from
     operations            (970)         66        (109)         79        (113)        301         173         250
Income (loss) before
     income taxes       $  (943)    $   107     $   (93)    $    72     $  (127)    $   293     $   174     $   247

                  The Company's operations are subject to seasonal fluctuations in summer months and around certain major holidays. These fluctuations have resulted in lower occupancy levels and lower operating results in the second and fourth fiscal quarters and higher occupancy levels and operating results in the first and third fiscal quarters.

TRENDS

                  School enrollments, (excluding acquisitions) while remaining strong, were lower during the first ten months of fiscal 1996 than in the corresponding months of fiscal 1995. To boost enrollment levels, the Company implemented a new multi-media advertising program in January. This program continued during the third quarter. During June and July, the last two months of the fiscal year, enrollment levels equaled or exceeded those from June and July of 1995. Management believes that the advertising program, which will be continued during the first quarter of fiscal 1997, coupled with moderate tuition increases, should continue to have a positive effect on the Company. The establishment of a reserve for impaired assets and rental commitments in connection with the Company's agreement with PSI should also have a significant positive impact on the Company's future operations.

                  The Company's expansion program, funded with the proceeds of the December, 1995 public offering, resulted in the addition of six centers during fiscal 1996. In addition, on August 22, 1996, the

Company acquired four centers in the Phoenix metropolitan area, and, on October 14, 1996, opened a newly constructed free-standing center in Gilbert, Arizona. It is anticipated that the costs incurred by the Company in connection with developing its strategic growth plan and implementing its expansion program will benefit the Company in the future; however, there can be no assurance in this regard.

LIQUIDITY AND CAPITAL RESOURCES

                  Net cash provided by operating activities for the year ended July 31, 1996 was $91,595. Cash was sufficient to meet the normal operating requirements of the Company. Due to the Company's public offering of preferred stock in December 1995, working capital increased by $1,986,021, from $210,600 at July 31, 1995 to $2,196,621 at July 31, 1996.

                  In December 1995, the Company completed a $5 million public offering of a new series of convertible preferred stock. Net proceeds from the offering were $4,026,475, a portion of which has been used primarily for expansion of the Company's operations, both through the opening of additional Company facilities and the acquisition of other existing child care centers. In February 1996, the underwriters of the offering exercised their option to purchase 24,000 additional shares of preferred stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of the preferred stock resulting in net proceeds to the Company of $298,072.

                  On November 6, 1995, holders of warrants representing the right to purchase 47,074 shares of the Company's common stock were exercised. Net proceeds from this exercise were $40,404.

                  Net cash used in investing activities was $2,013,207, consisting of purchases of property and equipment totaling $916,886 and $1,107,121 in costs related to acquisitions. These uses were partially offset by $10,800 in proceeds from disposals of property and equipment.

                  Net cash provided by financing activities was $3,970,917, consisting of proceeds from the exercise of warrants and the sale of preferred stock of $4,364,951 and additional borrowings of $319,360, offset by repayments of notes payable and capital leases of $147,311 and payment of dividends on Series B and C Preferred Stock of $566,083. The additional borrowings consisted of notes payable for the purchase of vehicles and $100,000 borrowed under the Company's working capital line of credit.

                  Dividends payable on Series B and C Preferred Stock as of July 31, 1996 were $44,367, as reflected in the accompanying Consolidated Balance Sheet.

                  The Company is current on all principal and interest payments on its notes payable and capital leases. The Company has two lines of credit with a financial institution totaling $500,000: 1) a $250,000 revolving working capital line, bearing interest at prime (8.25% at July 31, 1996) plus 1.00%, and; 2) a $250,000 nonrevolving line of credit for the purchase of vehicles and equipment, bearing interest at prime plus 1.25%. These lines of credit are renewable each year on January 31, and are secured by the Company's accounts receivable, inventory, furniture, vehicles and equipment. At July 31, 1996, borrowings under the working capital line totaled $100,000. Borrowings under the vehicle and equipment line consisted of $106,000 in drawdowns which were then converted into five-year notes payable.

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

                  During fiscal 1996, the Company purchased the operations of the following five child care centers: two child care centers in the Denver, Colorado metropolitan area on November 1, 1995, one center in Colorado Springs, Colorado on April 5, 1995, one center in Sierra Vista, Arizona on April 16, 1996, and one center in Phoenix, Arizona on June 28, 1996. On August 22, 1996, the Company purchased the operations of four child care centers in the Phoenix metropolitan area, which have an aggregate licensed capacity of 504. The Company is also considering additional acquisitions of established child care centers operated in the southwestern United States, as well as in other geographic areas. The Company intends to finance these acquisitions through a combination of cash and long-term notes.

                  The Company also plans to open several centers during fiscal 1997. Under current plans, new centers opened by the Company will be constructed by a third party and the Company will then enter into long term leases for the land and buildings. Preopening costs of a center normally range between $90,000 and $110,000 per center. Management expects cash generated from operations and cash on hand as a result of the public offering to be sufficient to satisfy the needs at its existing schools for the next 12 months and to open the new centers as planned.

IMPACT OF INFLATION

                  Inflation has had no material effect on the Company's operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sunrise Preschools, Inc.:

We have audited the accompanying consolidated balance sheet of Sunrise Preschools, Inc. (a Delaware corporation) and subsidiary as of July 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Preschools, Inc. and subsidiary as of July 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                ERNST & YOUNG LLP


Phoenix, Arizona
October 9, 1996

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

                                           ARTHUR ANDERSEN LLP


Phoenix, Arizona
October 2, 1995

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 1996

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note 2)                                        $ 2,630,616
   Accounts receivable, net of allowance for doubtful accounts of $12,000        387,775
   Prepaid expenses (Note 2)                                                     149,458
   Deferred tax asset, current portion (Note 11)                                 138,000
   Inventory and supplies                                                         27,094
                                                                             -----------
                     Total current assets                                      3,332,943

   Property and equipment, net (Note 5)                                        1,386,687
   Property and equipment leased to PSI, net (Notes 4 and 5)                     367,292
   Deferred tax asset, net of current portion (Note 11)                          557,000
   Note receivable from PSI (Note 4)                                             256,251
   Intangible assets, net (Note 3)                                               733,519
   Deposits and other assets                                                     363,340
                                                                             -----------
                     Total assets                                            $ 6,997,032
                                                                             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit (Note 6)                                                   $   100,000
   Accounts payable                                                              272,519
   Accrued expenses (Note 2)                                                     385,036
   Dividends payable on preferred stock (Note 10)                                 44,367
   Notes payable and capital leases, current portion (Notes 6 and 7)             133,415
   Accrued rental reserve, current portion (Note 4)                              292,000
   Deferred rent, current portion (Note 8)                                       155,982
   Deferred gain on sale and leaseback of preschool facilities,
     current portion (Note 9)                                                     45,003
                                                                             -----------
                     Total current liabilities                                 1,428,322
                                                                             -----------
NOTES PAYABLE AND CAPITAL LEASES, net of current
     portion (Notes 2, 6 and 7)                                                  504,654
                                                                             -----------

ACCRUED RENTAL RESERVE, net of current portion (Note 4)                          126,000
                                                                             -----------
DEFERRED RENT, net of current portion (Note 8)                                   304,058
                                                                             -----------
DEFERRED GAIN ON SALE AND LEASEBACK OF PRESCHOOL FACILITIES,
   net of current portion (Note 9)                                                87,648
                                                                             -----------
COMMITMENTS AND CONTINGENCIES (Notes 8, 13 and 14)

SHAREHOLDERS' EQUITY (Notes 8, 10, and 13):
Preferred stock, $1 par value - 1,000,000 shares authorized,                     857,333
 857,333 shares issued and outstanding
Common stock, $.01 par value 10,000,000 shares authorized,                        29,830
 2,982,968 shares issued and outstanding
Paid-in capital                                                                7,609,553
Accumulated deficit                                                           (3,950,366)
                                                                             -----------
                     Total shareholders' equity                                4,546,350
                                                                             -----------
                     Total liabilities and shareholders' equity              $ 6,997,032
                                                                             ===========

The accompanying notes are an integral part of this consolidated balance sheet

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JULY 31, 1996 AND 1995

                                                             1996             1995
                                                         ------------     -----------
OPERATING REVENUE                                        $ 10,237,418     $ 9,775,023
                                                         ------------     -----------
OPERATING EXPENSES:
   Payroll                                                  5,055,138       4,790,962
   Facilities and maintenance                               4,478,373       2,975,916
   General and administrative                               1,637,925       1,396,660
                                                         ------------     -----------
                     Total operating expenses              11,171,436       9,163,538
                                                         ------------     -----------
INCOME (LOSS) FROM OPERATIONS                                (934,018)        611,485
                                                         ------------     -----------
OTHER INCOME (EXPENSE):
   Interest income (expense), net                              70,810         (38,919)
   Other income                                                 5,900          14,286
                                                         ------------     -----------
                     Total other income (expense)              76,710         (24,633)
                                                         ------------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                            (857,308)        586,852

INCOME TAX BENEFIT (Note 11)                                     --           220,000
                                                         ------------     -----------
NET INCOME (LOSS)                                        $   (857,308)    $   806,852
                                                         ============     ===========
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK
(Note 2)
                                                         $ (1,201,925)    $   756,852
                                                         ============     ===========
NET INCOME (LOSS) PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT (Note 2):
                  Primary                                $       (.40)    $       .29
                                                         ============     ===========
                  Fully diluted                                           $       .25
                                                                          ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND COMMON
   SHARE EQUIVALENTS OUTSTANDING:
                  Primary                                $  2,970,294     $ 2,620,632
                                                         ============     ===========
                  Fully diluted                                           $ 3,208,075
                                                                          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 1996 AND 1995

                                            Preferred Stock            Common Stock
                                      -----------------------  -----------------------
                                       Outstanding                Outstanding                Paid-in    Accumulated
                                         Shares        Amount       Shares      Amount       Capital      Deficit        Total
                                         ------        ------       ------      ------       -------      -------        -----
BALANCE AT JULY 31, 1994                 500,000     $500,000     2,435,894   $ 24,359    $3,141,221   $(3,505,293)  $  160,287

   Exercise of warrants                     -            -          500,000      5,000       461,185          -         466,185

   Dividends payable on preferred stock     -            -             -          -             -          (50,000)     (50,000)

   Net income                               -            -             -          -             -          806,852      806,852
                                         -------     --------     ---------   -------     ----------   -----------   ----------
BALANCE AT JULY 31, 1995                 500,000      500,000     2,935,894    29,359      3,602,406    (2,748,441)   1,383,324

   Exercise of warrants                     -            -           47,074       471         39,933          -          40,404

   Issuance of preferred stock           357,333      357,333          -          -        3,967,214          -       4,324,547

   Dividends payable on preferred stock     -            -             -          -             -         (344,617)    (344,617)

   Net loss                                 -            -             -          -             -         (857,308)    (857,308)
                                         -------     --------     ---------   --------    ----------   -----------   ----------
BALANCE AT JULY 31, 1996                 857,333     $857,333     2,982,968   $ 29,830    $7,609,553   $(3,950,366)  $4,546,350
                                         =======     ========     =========   ========    ==========   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JULY 31, 1996 AND 1995

                                                               1996            1995
                                                            ===========     =========
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $  (857,308)    $ 806,852
                                                            -----------     ---------
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities-

        Depreciation and amortization                           384,574       295,955
        Amortized gain on sale of real estate                   (45,003)      (45,003)
        Income tax benefit                                         --        (220,000)
        Amortization of deferred rent                           (52,988)      (74,188)
        Provision for doubtful accounts                         139,296       242,633
        Impaired asset and rental reserves                      602,000          --
        Gain on disposal of property and equipment               (5,900)      (14,286)

   Changes in assets and liabilities-

        Increase in accounts receivable                        (147,818)     (141,024)
        Increase in prepaid expenses                            (53,216)      (69,053)
        (Increase) decrease in inventory and supplies           (10,718)       13,646
        Increase in deposits and other assets                   (90,992)      (66,787)
        Increase (decrease) in accounts payable                 146,891       (13,555)
        Increase (decrease) in accrued expenses                  82,777       (59,652)
                                                            -----------     ---------
               Total adjustments                                948,903      (151,314)
                                                            -----------     ---------
               Net cash provided by operating activities         91,595       655,538
                                                            -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of child care centers                        (1,107,121)         --
   Purchases of property and equipment                         (916,886)     (354,308)
   Proceeds from disposal of property and equipment              10,800        53,322
                                                            -----------     ---------
               Net cash used in investing activities         (2,013,207)     (300,986)
                                                            -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of warrants                            40,404       466,185
   Proceeds from sale of preferred stock                      4,324,547          --
   Payment of dividends                                        (566,083)         --
   Proceeds from notes payable                                  219,360       254,192
   Net borrowings (payments) on lines of credit                 100,000      (100,000)
   Increase in note receivable from Preschool Services, Inc.       --        (335,253)
   Payments on notes payable and capital leases                (147,311)     (160,146)
                                                            -----------     ---------
               Net cash provided by financing activities      3,970,917       124,978
                                                            -----------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,049,305       479,530

CASH AND CASH EQUIVALENTS, beginning of year                    581,311       101,781
                                                            -----------     ---------
CASH AND CASH EQUIVALENTS, end of year                      $ 2,630,616     $ 581,311
                                                            ===========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                   $    42,150     $  38,919
                                                            ===========     =========

 SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Capital lease obligations of $-0- and $22,234 during fiscal 1996 and 1995, respectively, were incurred when the Company entered into lease agreements for equipment.

The accompanying notes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1996



(1) ORGANIZATION AND OPERATIONS:

Sunrise Preschools, Inc. (the Company) was incorporated in the State of Delaware in May 1987. As of July 31, 1996, the Company operates 31 child care centers in Arizona, Hawaii, Colorado and Wisconsin (see Note 4).

The Company is successor to Venture Educational Programs, Inc., an Arizona corporation formed in 1980, and Sunrise Preschools, Inc., an Arizona corporation, formed in 1985. The Company has one wholly owned subsidiary, Sunrise Preschools Hawaii, Inc., formed in fiscal 1990. Another subsidiary, Sunrise Holdings, Inc., formed in fiscal 1987, was dissolved effective September 10, 1994.

Effective February 1, 1994, a portion of the Company's operations were transferred to a Hawaii nonprofit corporation, Preschool Services, Inc. (PSI). Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. The Company provides PSI with management, administration, educational programs and operation of PSI's preschools (see Note 4). The results of operations of the schools transferred to PSI are not included in the accompanying consolidated financial statements.

In December 1995, the Company completed a public offering of 333,333 newly issued shares of Series C Preferred Stock at $15 per share. Net proceeds from the offering were $4,026,475, which will be used primarily for expansion of the Company's operations, both through the opening of additional Company facilities and the acquisition of existing child care centers.

In February 1996, the underwriters of the public offering exercised their option to purchase 24,000 additional shares of Series C Preferred Stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of Series C Preferred Stock.

The Company intends to use the proceeds from the public offering primarily to acquire, open and equip additional child care centers. During fiscal 1996, the Company acquired or opened six additional centers, increasing its licensed capacity by approximately 1,011 additional children (see Note 3). Management is continuing to pursue various expansion and acquisition opportunities.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a)      BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Sunrise Preschools, Inc. and Sunrise Preschools Hawaii, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

         (b)      USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           (c)    CASH AND CASH EQUIVALENTS

All short-term investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents, which consist primarily of government securities and other short-term investments, are stated at the lower of aggregate cost or market and totaled $2,027,054 at July 31, 1996.

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

           (e)    INTANGIBLE ASSETS

Intangible assets represent the unamortized excess of the cost of acquisitions of existing child care centers, over the fair values of the centers' net tangible assets at the dates of acquisition. The intangible assets are being amortized using a straight-line method over various periods up to 20 years. Accumulated amortization at July 31, 1996 was $11,568. The recoverability of goodwill attributable to the Company's acquisition is continually assessed based on actual and projected levels of profitability and cash flows of the centers acquired on an undiscounted basis.

           (f)    PRE-OPENING COSTS

Pre-opening costs are expensed as incurred.

           (g)    ACCRUED EXPENSES

Accrued expenses include compensation and related benefits of $255,534.

           (h)    ADVERTISING EXPENSES

Advertising costs are expensed when incurred which is generally when the advertising first takes place. Advertising expenses were approximately $161,000 and $53,000 in 1996 and 1995, respectively.

           (i) NET INCOME (LOSS) PER SHARE

Primary net income (loss) per share is computed by dividing net income available for common stock (net income less accrued dividends for the period on Series B and Series C Preferred Stock) by the weighted average number of common shares and common share equivalents outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options that are considered antidilutive are not included in the weighted average number of common shares and common share equivalents outstanding.

Fully diluted net income per share for fiscal 1995 assumes the conversion of the Series B Preferred Stock into 500,000 shares of common stock.

           (j) BASIS OF PRESENTATION

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

           (k) CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with federally insured institutions and in mutual funds. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. As a result, at July 31, 1996, the Company does not consider itself to have any significant concentrations of credit risk with respect to accounts receivable (see Note 4).

         (l) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, accounts receivable, note receivable and notes payable are carried at amounts that reasonably approximate their fair values.

           (m) RECENTLY ISSUED ACCOUNTING STANDARD

The Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock Based Compensation" becomes effective in fiscal 1997. The Company intends to adopt the pro forma disclosure provisions of Statement No. 123.

(3)      ACQUISITIONS

During fiscal 1996, the Company purchased, for cash, the assets of the following five child care centers: two child care centers in the Denver, Colorado metropolitan area on November 1, 1995, one center in Colorado Springs, Colorado on April 5, 1996, one center in Sierra Vista, Arizona on April 16, 1996, and one center in Phoenix, Arizona on June 28, 1996. These acquisitions increased the Company's licensed capacity by 791. The total aggregate purchase price for these acquisitions was $850,000. Additional acquisition costs totaled $137,817.

The acquisitions were accounted for as purchases. The amount of each purchase price in excess of net tangible assets acquired was allocated among the following intangible assets: goodwill - $584,087; noncompete agreements - $105,000, and; customer base - $56,000.

Summarized below are the unaudited pro forma consolidated results of operations of the Company for the fiscal year ended July 31, 1996 assuming the acquisitions were consummated as of August 1, 1995. The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had these transactions been made at August 1, 1995 or of results which may occur in the future.

    Revenues                                                  $11,517,994
    Net loss                                                     (691,533)
    Net loss per common share and common share equivalent           (0.35)

(4)      PRESCHOOL SERVICES, INC.:

In January 1994, the Board of Directors approved the transfer of a portion of the Company's operations to Preschool Services, Inc. (PSI), a Hawaii nonprofit corporation. Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. The Company provides PSI with management, administration and educational programs for PSI's child care centers and leases substantially all of the equipment and other property necessary for the operation of the related child care centers to PSI under an Administrative Services Agreement, License and Equipment Lease (the PSI Agreement). The PSI Agreement stipulates that the Company is to receive an administrative services fee (the Administrative Fee) for providing the services described above. For fiscal 1995, the Administrative Fee totaled $42,000. Pursuant to the PSI Agreement, the Administrative Fee equals 9% of PSI's adjusted gross revenues each month, subject to certain limitations. In addition, the Company is to receive lease payments of approximately $120,000 annually.

During fiscal 1995, the Company agreed to defer future Administrative Fees and lease payments due from PSI (which are an aggregate of approximately $170,000 annually) until such time as PSI's cash flow is adequate to fund these fees, which the Company estimates will be no sooner than 1998. In connection with this deferral, the accumulated amounts due from PSI at July 31, 1995, were converted to a promissory note equal to the present value of the expected future payments to be received from PSI related to the balance of the receivable outstanding at July 31, 1995, over a period of seven years. This resulted in a reduction in the outstanding receivable balance, through a charge to the provision for bad debts of $176,500 in fiscal 1995. The promissory note bears interest at 8.0%, with monthly payments due beginning January 1998 through July 2002. During 1996, an allowance was provided for all lease payments not paid by PSI to the Company which totaled approximately $374,000 and all administrative fees were deferred which totaled $42,000. At July 31, 1996 and 1995, the note receivable from PSI totaled $256,251.

Due to continued operating losses incurred during 1996, PSI approved a plan to close two of its schools upon the expiration of the leases. Since the estimated cash flows will not be sufficient to recover the leasehold improvements related to these two schools, the Company recorded an impairment reserve for these assets which totaled approximately $184,000 which is included in facilities and maintenance expenses in fiscal 1996.

Also, since the Company is the lessee for two these leases, it is contingently liable for the lease payments to third-parties. Since the estimated future cash flows of PSI will not be sufficient to make the scheduled lease payments, the Company recorded a contingent liability of approximately $418,000 related to the remaining lease payments which is included in facilities management and maintenance expenses in fiscal 1996.

(5)      PROPERTY AND EQUIPMENT:

Property and equipment and property and equipment leased to PSI consist of the following:

                                                               Property and
                                               Property          Equipment
                                            and Equipment      Leased to PSI
                                            -------------      -------------
Furniture and fixtures                      $   644,820        $    79,791
Equipment                                     1,296,939            277,907
Vehicles                                        631,627             84,142
Leasehold improvements                          681,162            978,558
                                            -----------        -----------
                                              3,254,548          1,420,398
Less-Accumulated depreciation and
      amortization                           (1,867,861)          (869,106)

Less-Impaired asset reserve                        --             (184,000)
                                            -----------        -----------
                                            $ 1,386,687        $   367,292
                                            ===========        ===========

The Company held leasehold improvements and equipment under capital lease obligations with a carrying value of approximately $208,000 at July 31, 1996.

(6)      LINES OF CREDIT:

The Company currently has two bank lines of credit: (i) a $250,000 working capital line, which bears interest at prime (8.25% at July 31, 1996) plus 1.00% and; (ii) a $250,000 line of credit for the purchase of equipment, which bears interest at prime plus 1.25%. The lines of credit are secured by all of the Company's equipment, receivables and inventory. The amount available under the working capital line was $150,000 at July 31, 1996.

The Company is required to meet certain covenants under these lines of credit, including maintaining certain minimum net working capital balances and meeting certain net worth, debt and interest coverage ratios. The terms of the lines of credit also limit the ability of the Company to pay dividends without the consent of the bank. At July 31, 1996, the Company was in compliance with all covenants of the line of credit agreements except for its debt and interest coverage ratio which it obtained a waiver as of July 31, 1996.

These lines of credit are renewable each year on January 31. As of July 31, 1996, borrowings under the working capital line totaled $100,000. Borrowings under the equipment line consisted of drawdowns of $106,000, which were converted to five-year notes payable.

During fiscal 1996, the weighted average interest rate on the working capital line of credit was 9.25%. The Company expects to be able to renew the lines of credit under similar terms in the future. However, if the credit lines are not renewed, there is no assurance that they can be replaced.

 (7)     NOTES PAYABLE AND CAPITAL LEASES:

Notes payable and capital leases consist of the following:

   Installment notes payable to financial institutions, payable monthly with interest rates ranging from 7.2% to 17.0%, maturing through October
   2000, secured by vehicles (carrying value of approximately $518,000 at
   July 31, 1996)                                                              $401,974

   Capitalized lease obligations, payable monthly at interest rates ranging
   from 10.4% to 20.3%, maturing through December 2002                          236,095
                                                                               --------
                                                                                638,069
   Less-current portion                                                        (133,415)
                                                                               --------
   Long-term portion                                                           $504,654
                                                                               ========

Repayments of notes payable and capital lease obligations are scheduled as follows:

Year Ended                                     Notes                 Capital
July 31,                                      Payable                Leases
----------                                    -------                -------
1997                                             $86,977                $70,527
1998                                             102,774                 51,398
1999                                             101,361                 45,185
2000                                              65,988                 45,185
2001                                              27,615                 45,185
Thereafter                                        17,259                 64,012
                                                --------               --------
                                                $401,974                321,492
Less - Amounts representing interest            ========                (85,397)
                                                                        -------
                                                                       $236,095
                                                                       ========

(8)      COMMITMENTS AND CONTINGENCIES:

The Company leases 20 of its child care facilities and certain vehicles and equipment under agreements which have been classified as operating leases for financial reporting purposes. Under these agreements, the Company generally has responsibility for maintenance, utilities, taxes and insurance expenses. Certain agreements provide for the escalation of future rents based on the Consumer Price Index or other formulas. Renewal of the agreements are for periods of 5 to 25 years at the Company's discretion. Two of these child care facilities have been subleased to PSI (see Note 4).

For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of $460,040 at July 31, 1996. The liability will be satisfied through future rental payments.

The Company pays no rent at 11 of its child care centers. However, profit sharing arrangements exist with the owners of five of these facilities, all of which are managed for PSI. Amounts paid to the owners of these facilities are paid by PSI. The arrangements with the remaining six child care centers provide for the Company to be reimbursed for expenses and paid a predetermined fee for operating the child care centers.

Future lease commitments under noncancelable operating leases are as follows:

       Year Ending
        July 31,
       -----------
           1997           $ 2,658,798
           1998             2,395,511
           1999             1,924,866
           2000             1,606,254
           2001             1,390,206
        Thereafter          3,165,411
                          -----------
                          $13,141,046
                          ===========

During fiscal 1996 and 1995, the Company leased equipment used in two preschool facilities from an officer/stockholder for $2,000 per month. This lease expires in November 1996. The Company also leased four vehicles used at its preschool facilities during fiscal years 1996 and 1995 from officers/stockholders with aggregate monthly payments of $2,023 per month through April 1996, $1,641 per month through March 1997 and $1,190 per month thereafter through June 1998.

Total rent expense for operating leases, net of sublease income of $242,982 and $503,534 and including amounts paid to related parties of $51,256 and $48,290 for fiscal years 1996 and 1995, was $2,296,455 and $1,916,896 for fiscal years 1996 and 1995, respectively.

The Company has employment agreements with two of its principal officers (the Employee). These agreements, which have been amended from time-to-time, provide for minimum salary levels, cost of living changes, as well as for the payment of incentive bonuses, at the discretion of the Compensation Committee of the Company's Board of Directors, in accordance with Company bonus plans in effect. Each of the agreements has a perpetual three-year term, such that on any given date each agreement has a three-year remaining term. The agreements provide that the employees' salaries will be reviewed annually, but such salaries may not be decreased.

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

On April 14, 1995, the Company entered into an acquisition consulting and investor relations agreement with a consultant. Pursuant to the agreement, the consultant will provide various acquisition consulting and investor relations services to the Company, including consulting with the Company on matters involving the financial community as well as internal financial matters. The agreement calls for monthly payments of $3,000 for investor relations services until December 31, 1995, increasing to $5,700 through December 31, 1996. The consultant also is to be paid an acquisition consulting fee of $15,000 for each child care center acquired by the Company during the term of the agreement. Pursuant to the agreement, the Company granted the consultant, as additional consideration for consulting services, a warrant to purchase 145,000 shares of the Company's common stock at a price of $1.21875 per share and has agreed to reimburse the consultant for certain expenses. The agreement terminates on December 31, 1996; however, the agreement may be terminated for cause (as defined in the agreement) upon ten days notice to the consultant.

(9)      DEFERRED GAIN ON SALE AND LEASEBACK OF PRESCHOOL FACILITIES:

In 1988, the Company entered into sale and leaseback agreements for three preschool facilities. The aggregate gain of $490,939 is being amortized as a reduction of rent expense over the lease terms of ten and fifteen years. The unamortized deferred gain on the sale and leaseback of these preschool facilities was $132,651 at July 31, 1996.


(10)     SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of 10,000,000 shares of common stock, par value $.01, and 1,000,000 shares of preferred stock par value $1.00.

         SALE OF COMMON STOCK AND WARRANTS:

At July 31, 1995, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock outstanding. The warrants were issued as part of the Company's initial public offering in September 1987, and had an exercise price of $5.00 per share. On September 20, 1995, the expiration date of the warrants was extended until November 6, 1995 and the exercise price was reduced to $1.00 per share. As a condition of this extension and change in exercise price, warrant holders were able to exercise only one of every 16 warrants held or a total of 62,500 warrants. On November 6, 1995, warrants representing the right to purchase 47,074 shares of common stock were exercised, and the Company issued 47,074 shares of common stock in exchange for net proceeds of $40,404.

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

         SERIES B PREFERRED STOCK AND WARRANTS:

On April 6, 1990, the Company completed the sale of 500,000 shares of $1.00 par value Series A Preferred Stock for $500,000. On November 22, 1991, the Company issued 500,000 shares of its Series B Preferred Stock ("Series B") in exchange for its formerly issued Series A Preferred Stock and the Series A Preferred Stock was retired. The transaction also included the issuance of warrants to purchase up to 500,000 shares of the Company's common stock at any time during the period from April 6, 1990 to April 6, 1995 at $1.00 per share, subject to adjustment. On April 6, 1995, all 500,000 warrants were exercised. Proceeds from this issuance of common stock, net of issuance and registration costs of $33,815, were $466,185. Each share of Series B has a $1.00 per share liquidation preference, carries a $.10 per share annual cumulative dividend and is convertible into one share of the Company's common stock, subject to adjustment. Cumulative dividends payable on the Series B as of July 31, 1996 were $4,167.

         SERIES C PREFERRED STOCK:

In December 1995, the Company completed a public offering of 333,333 newly issued shares of Series C Convertible Preferred Stock ("Series C") at $15 per share. Net proceeds from the offering were $4,026,475.

In February 1996, the underwriters of the public offering exercised their option to purchase 24,000 additional shares of Series C Preferred Stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of Series C Preferred Stock.

Each share of Series C carries a 9% annual cumulative dividend and is convertible into 7.0588 shares of the Company's common stock. Dividends payable after the first anniversary of the sale of the Series C may, at the option of the Company, be paid in shares of Common Stock having a fair market value equal to the amount of the dividend. Cumulative dividends payable on the Series C as of July 31, 1996 were $40,200.

The Series C ranks junior to the Company's Series B in terms of dividends and liquidation rights, but senior to all other capital stock of the Company.

(11)     INCOME TAXES:

Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

At July 31, 1995, it was determined that the valuation allowance should be reduced by $220,000. Since management believed that it is more likely than not that the Company would generate sufficient taxable income to realize these future tax benefits. The changes in the valuation allowance resulted in the recording of an income tax benefit of $220,000 in the year ended July 31, 1995. This determination was based primarily on the improvement in the Company's net income during fiscal 1995 and 1994.

At July 31, 1996, it was determined that the valuation allowance should be increased by $244,000 to $732,000. The increase is due to additional deferred tax assets incurred during fiscal 1996 that, based on the weight of available evidence, more likely than not will not be realized.

If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.

The components of the net deferred tax asset are as follows at July 31, 1996:

                                                                  Current          Long-Term        Total
                                                                  -------          ---------        -----
Deferred Tax Liabilities
   Excess of book basis over tax basis in fixed assets            $    --          $ (68,000)     $   (68,000)
   Other                                                               --             (4,000)          (4,000)
                                                                  ---------        ---------      -----------

                                                                       --            (72,000)         (72,000)
                                                                  ---------        ---------      -----------
   Deferred Tax Assets
     Tax effect of net operating loss carryforward                     --            775,000          775,000
     Allowance for doubtful accounts                                  5,000             --              5,000
     Accelerated tax depreciation                                      --            164,000          164,000
     Deferred revenue                                                25,000             --             25,000
     Accrued vacation and sick leave                                 52,000             --             52,000
     Deferred rent                                                   38,000          146,000          184,000
     Deferred gain on sale of real estate                            18,000           35,000           53,000
     Asset impairment and rental reserve                               --            241,000          241,000
     Valuation allowance                                               --           (732,000)        (732,000)
                                                                  ---------        ---------      -----------

                                                                    138,000          629,000          767,000
                                                                  ---------        ---------      -----------

                                                                  $ 138,000        $ 557,000      $   695,000
                                                                  =========        =========      ===========

The Company's net operating loss carryforwards for federal income tax purposes, which comprise 62% of total deferred tax assets, at July 31, 1996, expire as follows:

         2004            $     443,399
         2005                  861,342
         2006                  564,007
         2011                  308,463
                         -------------
                         $   2,177,211
                         =============

The Company's net operating loss carryforwards for state income tax purposes totaled approximately $300,000, which expire in 2001.

A reconciliation of the federal income tax rate to the Company's effective tax rate is as follows at July 31, 1996:

                                                    1996          1995
                                                    ----          ----
Statutory federal rate                              (34)%          34 %
State taxes, net of federal benefit                  (6)            6
Benefit of net operating loss carryforwards           -           (28)
Benefit due to reduction in valuation allowance       -           (50)
Increase in valuation allowance                      40             -
                                                    ----          ----
                                                      - %         (38)%
                                                    ====          ====

(12)     RELATED PARTY TRANSACTIONS:

Certain officers of the Company have personally guaranteed child care facility lease payments to nonrelated parties. In addition, certain officers of the Company have personally guaranteed the Company's outstanding debt. As of July 31, 1996, the aggregate amounts of lease payments and other obligations guaranteed by these officers totaled approximately $5,317,000. See Note 8.

(13)     EMPLOYEE BENEFIT PLANS:

         1987 STOCK OPTION PLAN

         The Company's Stock Option Plan (the 1987 Plan) was adopted by the Board of Directors and approved by the stockholders in July 1987. Only employees (including officers and directors, subject to certain limitations) are eligible to receive options under the 1987 Plan, under which 240,000 shares of common stock are authorized for issuance. To date, options to purchase 237,937 of such shares have been granted; such options have terms of five to ten years, with exercise prices of $0.50 to $2.375 per share, which is generally the fair market value of the underlying shares as of the date of grant. Options are generally subject to a three or five-year vesting schedule.

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

         1995 STOCK OPTION PLAN

         The Company's 1995 Stock Option Plan (the 1995 Plan) authorizes the Board to grant options to employees of the Company to purchase up to an aggregate of 500,000 shares of common stock. Officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1995 Plan. To date options to purchase 362,063 of such shares have been granted, with exercise prices of $1.375 to $2.25, per share. Options may be non-qualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1995 Plan are not transferable and expire eleven years after the date of grant (ten years in the case of incentive stock options). The per share exercise price of an incentive stock option granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant.

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

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         The Company's Non-Employee Directors Stock Option Plan (the Directors'
Plan) was adopted by the Board of Directors in May 1995. Only non-employee directors are eligible to receive options under the Directors' Plan, under which 100,000 shares are authorized for issuance. To date, options to purchase 30,000 shares of common stock have been granted; such options have a term of six years with an exercise price of $1.375 to $2.1875 per share, which was the fair market value of the underlying shares on the date of grant. Except for options granted on the effective date of the Directors' Plan, which are fully vested, all options granted under the Directors' Plan will be subject to a one-year vesting schedule. All options granted or to be granted under the Directors' Plan are non-qualified stock options.

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

The following summarizes the activity for the plans for the fiscal year ended July 31, 1996:

                                                                 Exercise Price
                                              Total                 per Share
                                              -----              --------------
Options outstanding at beginning of year       610,000            $ .50 - $2.375
         Granted                                26,189            $3.75 - $2.25
         Canceled                               (6,189)                   $1.375
         Exercised                               -
                                               -------
Options outstanding at end of year             630,000            $ .50 - $2.375
                                               =======            ==============
Exercisable at end of year                     396,480            $ .50 - $2.375
                                               =======            ==============
Options available for grant at end of year     210,000
                                               =======

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

(14)    SUBSEQUENT EVENTS:

On August 22, 1996, the Company purchased the operations of four preschool centers in the Phoenix, Arizona metropolitan area.

The consideration paid by Sunrise in connection with this acquisition was $775,000, of which $350,000 was paid at the closing of the purchase on August 22, 1996, and $425,000 was a note payable.

The acquisition will be accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported on Form 8-K dated May 1, 1996, the Company has engaged Ernst & Young LLP as its independent auditors for the fiscal year ended July 31, 1996 to replace the firm of Arthur Andersen LLP, who was dismissed at the same time. The decision to change accountants was approved by the Board of Directors of the Company.

The reports of Arthur Andersen LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended July 31, 1995 and 1994, and in subsequent interim periods, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles of practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP not to respond fully to any inquiries from Ernst & Young LLP.

The Company requested Arthur Andersen LLP to furnish it a letter addressed to the Securities and Exchange commission stating whether it agrees with the above statements. A copy of that letter, dated May 1, 1996, was filed as Exhibit 1 the Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of September 30, 1996. A summary of the background and experience of each of these individuals is set forth after the table.

         The directors and executive officers of the Company are:

NAME                         AGE                      POSITION
----                         ---                      --------
James R. Evans                49           Chairman of the Board, President

Dr. Richard H. Hinze          75           Director

Robert A. Rice                41           Director

Barbara L. Owens              48           Director, Executive Vice President,
                                           Secretary & Treasurer

Ronald J. O'Connor            38           Controller

         The Board of Directors currently consists of four members and is classified into three classes with each class holding office for a three-year period. The term of Mr. Evans expires at the 1996 Annual Meeting of Stockholders; the terms of Ms. Owens and Mr. Rice expire in 1997; and the term of Dr. Hinze expires in 1998. Under the Company's Restated Certificate of Incorporation (the "Certificate"), the number of directors may be increased to nine. The Certificate limits the liability of directors and restricts the removal of board members under certain circumstances.

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

         Dr. Richard H. Hinze has been a Director of the Company since August 1987. Since September 1984, Dr. Hinze has been the president and chairman of Flying H Enterprises, Inc., a family-owned Hawaii corporation focusing on consulting and development of child care programs for public and private entities, which has been inactive since 1994. From 1972 until his retirement in April 1987, Dr. Hinze was a researcher for the Curriculum Research and Development Group at the University of Hawaii-Manoa studying gifted children and early childhood education. He has also served from October 1985 through April 1987 as the director for all campuses of the University of Hawaii Child Care Project, where he developed a system for offering child care for students and faculty. Dr. Hinze was also the treasurer of the National Association for Education of Young Children from 1976 through 1980. Dr. Hinze has published several articles in professional publications relating to child care and education and received his Ed.D from Stanford University.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending July 31, 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation paid to the Company's President (the Chief Executive Officer of the Company) and to the Company's other most highly compensated executive officer other than the President whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended July 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                       -----------------------------------------
                                         Annual Compensation                     Awards             Payouts
                               ---------------------------------------------------------------------------------
                                                                       Restricted     Securities                      All Other
      Name and        Fiscal                          Other Annual      Stock        Underlying        LTIP       Compensation(1)
 Principal Position    Year      Salary      Bonus    Compensation     Award(s)       Option(s)      Payouts
---------------------------------------------------------------------------------------------------------------------------------
James R. Evans         1996    $154,500    $45,746        $-0-           $-0-       $-0-               $-0-            $-0-
Chairman of the
Board and President    1995    $150,000    $65,151        $-0-           $-0-       373,200            $-0-            $-0-
                       1994    $105,007    $53,494        $-0-           $-0-         -0-              $-0-            $-0-
--------------------------------------------------------------------------------------------------------------------------------
Barbara L. Owens       1996    $87,550     $45,746        $-0-           $-0-       $-0-               $-0-            $-0-
Executive Vice
President, Secretary   1995    $85,000     $52,777        $-0-           $-0-       135,858(2)         $-0-            $-0-
and Treasurer
                       1994    $56,632     $62,792        $-0-           $-0-         -0-              $-0-            $-0-
--------------------------------------------------------------------------------------------------------------------------------

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

The following table sets forth certain information concerning each exercise of stock options during the year ended July 31, 1996 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each such Named Executive Officer.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        OPTION VALUE AS OF JULY 31, 1996

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Value of Unexercised
                                                                Number of Unexercised Options              In-the-Money
                                                                    at Fiscal Year End (#)        Options at Fiscal Year End ($)
--------------------------------------------------------------------------------------------------------------------------------
                      Shares Acquired on    Value Realized
       Name             Exercise (#)            ($)             Exercisable     Unexerciseable       Exercisable    Unexerciseable
----------------------------------------------------------------------------------------------------------------------------------
James R. Evans               -0-                 $-0-             166,759          217,746            $  17,740        $ 4,028
----------------------------------------------------------------------------------------------------------------------------------
Barbara L. Owens             -0-                 $-0-             147,550            -0-              $  31,073        $    -0-
----------------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are entitled to receive $500 per meeting attended, plus reimbursement of reasonable expenses; directors who are employees of the Company do not receive compensation for such services. Directors who are not employees of the Company also participate in the Company's Non-Employee Directors Stock Option Plan.

EMPLOYMENT CONTRACTS

         On October 15, 1993, the Compensation Committee approved employment agreements with James R. Evans for services as President and with Barbara L. Owens for services as Executive Vice President, Secretary and Treasurer (Mr. Evans and Ms. Owens are sometimes collectively referred to herein as the "Employee"). These agreements were subsequently amended on September 16, 1994 and May 4, 1995. As amended, the agreements require Mr. Evans and Ms. Owens to devote their full-time to the Company and provide for a base salary, currently $154,500 and $87,550 per year, respectively, may be increased on August 1 of each year to reflect increases in the National Consumer Price Index of the preceding year. The Employee is entitled to receive bonuses in the discretion of the Compensation Committee to be paid in accordance with Company bonus plans in effect from time to time. Each of the agreements has a perpetual three-year term, such that on any given date each agreement has a three-year remaining term. The agreements may not be terminated unilaterally by the Company, except for cause, which includes (i) conviction of a felony that impairs the ability of the Employee to perform his or her duties with the Company or (ii) failure of performance as determined by the Board. The agreements provide that the salaries of Mr. Evans and Ms. Owens will be reviewed annually, but such salaries may not be decreased.

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

STOCK OPTION PLANS

         1987 STOCK OPTION PLAN

         The Company's Stock Option Plan (the "1987 Plan") was adopted by the Board of Directors and approved by the stockholders in July 1987. Only employees (including officers and directors, subject to certain limitations) are eligible to receive options under the 1987 Plan, under which 240,000 shares of Common Stock are authorized for issuance. As of September 30, 1996, options to purchase 237,937 of such shares have been granted; such options have terms of five to ten years, with exercise prices of $0.50 to $2.375 per share, which is generally the fair market value of the underlying shares as of the date of grant. Options are generally subject to a three or five-year vesting schedule.

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

         At September 30, 1996, under the 1995 Plan, options to purchase 362,063 shares of Common Stock were issued and outstanding, with terms ranging from five to ten years. The exercise prices of all such options range from $1.375 to $2.25 per share.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         The Company's Non-Employee Directors Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors in May 1995. Only non-employee directors are eligible to receive options under the Directors' Plan, under which 100,000 shares are authorized for issuance. As of September 30, 1996, options to purchase 30,000 shares of Common Stock have been granted; such options have a term of six years with an exercise price of $1.375 to $2.1875 per share, which was the fair market value of the underlying shares on the date of grant. Except for options granted on the effective date of the Directors' Plan, which are fully vested, all options granted under the Directors' Plan will be subject to a one-year vesting schedule. All options granted or to be granted under the Directors' Plan are non-qualified stock options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of shares of Common Stock and Series B and Series C Preferred Stock of the Company on September 30, 1996 by each director and Named Executive Officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock, Series B and Series C Preferred Stock on a combined basis. Each share of Series B Preferred Stock is convertible into one share of Common Stock. Each share of Series C Preferred Stock is convertible into 7.0588 shares of Common Stock.

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

                                                   Shares of Common and Series B and Series C
                                                         Preferred Stock Beneficially Owned
                                                   ------------------------------------------
                                                      Number of Shares           Percent of
Name and Address                                    Beneficially Held(1)        Ownership(2)
---------------                                     --------------------        -----------
James R. Evans                                             817,637                26.0%
9128 East San Salvador, Suite 200
Scottsdale, Arizona 85258

Barbara L. Owens                                           152,993                 4.9%
9128 East San Salvador, Suite 200
Scottsdale,  Arizona 85258

Ronald J. O'Connor                                           6,000                 0.2%
9128 East San Salvador, Suite 200
Scottsdale, Arizona  85258

Robert A. Rice                                              22,187                 0.7%
c/o Prime Discount Securities, Inc.
559 Congress Street
Portland, Maine 04112

Dr. Richard H. Hinze                                        21,000                 0.7%
215 F. River Trail
Morganton, North Carolina  28655

Michael J. Connelly(3)                                   1,040,055                29.9%

LN Investment Capital Limited Partnership(3)               605,017                18.5%

Lepercq Investment Limited Partnership - II(3)             435,038                13.6%

John Rutkowski                                             165,433                 5.5%
2828 North Central, Suite 1100
Phoenix, Arizona 85004

All directors and executive officers as a group          1,019,817                30.5%
(5 persons)

-----------------------------

 (1) Includes presently exercisable options as follows: James R. Evans - 166,759; Barbara L Owens - 147,550; Robert A. Rice - 20,000; Dr.
         Richard H. Hinze - 20,000; Ronald J. O'Connor - 5,000; and all directors and executive officers as a group - 359,309.

 (2) The percentages shown include the shares of Common Stock actually owned as of September 30, 1996, and the shares of Common Stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options, Warrants and the conversion of the Series B and Series C Preferred Stock. All shares of Common Stock that the identified person had the right to acquire within 60 days of September 30, 1996 upon the exercise of options or Warrants, or the conversion of the Series B and Series C Preferred Stock, are deemed to be outstanding when computing the percentage of the shares of Common Stock owned by such person, but are not deemed to be outstanding when computing the percentage of the shares of Common Stock owned by any other person.

 (3) Michael J. Connelly does not directly own any shares of Common Stock; however, Mr. Connelly is the managing general partner of (i) LN Investment Capital Limited Partnership ("LNIC"), which owns 313,567 shares of Common Stock and 291,450 shares of Series B Preferred Stock and (ii) Lepercq Investment Limited Partnership - II ("LIP-II"), which owns 226,488 shares of Common Stock and 208,550 shares of Series B Preferred Stock. As a result, Mr. Connelly may be deemed to have beneficial ownership of the securities beneficially owned by such partnerships. Mr. Connelly disclaims beneficial ownership of such securities. LNIC and LIP-II collectively own all of the issued and outstanding Series B Preferred Stock. The number of shares disclosed as beneficially owned are amounts as reported in a Form 4 filed with the SEC on January 9, 1996. The address of each of Mr. Connelly, LNIC and LIP-II is c/o Lepercq Capital Management, Inc., 1675 Broadway, 16th Floor, New York, New York 10019.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         James R. Evans and Barbara L. Owens have personally guaranteed various child care facility lease payments and other obligations to third parties. As of July 31, 1995, the aggregate amounts of lease payments and other obligations guaranteed by Mr. Evans and Ms. Owens were approximately $4,233,000 and $1,084,000, respectively. In addition, the Company leases equipment used in two child care centers and two vehicles from Mr. Evans and Ms. Owens. Monthly lease payments made by the Company under such leases to Mr. Evans and Ms. Owens in fiscal year 1996 were approximately $3,061 and $962, respectively. The prescribed lease rates reflected fair rental value at the time the leases were entered into.

         Both James R. Evans and Barbara L. Owens have employment agreements with the Company. See "EXECUTIVE COMPENSATION -- Employment Contracts."

         In early 1994, the Board of Directors approved the transfer to PSI of a portion of the Company's operations. Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. Pursuant to the PSI Agreement, the Company provides PSI with management, administrative and operational services and educational programs. Additionally, pursuant to the PSI Agreement, the Company leases to PSI all of the equipment and other property necessary for the operation of PSI's child care centers. Barbara L. Owens is the President and James R. Evans is the Vice President of PSI. Dr. Richard Hinze, Ms. Owens and Mr. Evans are directors of PSI. No directors or officers of the Company are members of PSI and none of them receive any compensation from PSI.

         The PSI Agreement stipulates that the Company is to receive an administrative services fee for providing the services described above. During fiscal 1995, the Company agreed to defer future administrative fees and lease payments due from PSI (which in the aggregate are approximately $170,000 annually) until such time as PSI's cash flow is adequate to fund these fees, which the Company estimates will occur no sooner than 1998. In connection with this deferral, the accumulated amounts due from PSI at July 31, 1995 were converted to a promissory note equal to the present value of the expected future payments to be received from PSI related to the balance of the receivable outstanding at July 31, 1995, over a period of seven years. This resulted in a reduction in the outstanding receivable balances through a charge to the provision for bad debts of $176,500. The promissory note bears interest at 8.0%, with monthly payments due beginning January 1998 through July 2002.

         Due to continued operating losses incurred during 1996, PSI approved a plan to close two of their schools upon the expiration of the leases. Since the estimated cash flows will not be sufficient to recover the leasehold improvements related to these two school schools, the Company recorded an impairment reserve for these assets which totaled approximately $184,000 which is included in facilities and maintenance expenses in fiscal 1996.

         Also, since the Company is the lessee for two of the leases, they are contingently liable for the lease payments to third parties. Since the estimated future cash flows of PSI will not be sufficient to make the scheduled lease payments, the Company recorded a contingent liability of approximately $418,000 related to the remaining lease payments which is included in facilities and maintenance expenses in fiscal 1996.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

Exhibit                                                    Page Number or
Number              Description                           Method of Filing
------              -----------                           ----------------
  3.1   Restated Certificate of Incorporation of                  (1)
        Registrant

  3.2   Certificate of Amendment to Restated                      (14)
        Certificate of Incorporation

  3.3   Certificate of Designation of Series B                    (7)
        Preferred Stock of Sunrise Preschools,
        Inc., dated November 21, 1991

  3.4   Bylaws of Registrant, as amended                          (1)

 10.1   Lease Agreement dated January 31, 1983                    (1)
        between Earl H. Jones and Venture
        Educational Programs, Inc.

 10.2   Lease Agreement dated April 1, 1984                       (1)
        between McClintock Associates Limited
        Partnership, an Arizona limited
        partnership, and Venture Educational
        Programs, Inc.

 10.3   Lease Agreement dated October 24, 1986                    (1)
        between Peoria Investment Company, Inc. an
        Arizona corporation, and Sunrise
        Preschools, Inc., an Arizona corporation

 10.4   Lease Agreement dated October 16, 1986                    (1)
        between Sun School I Limited Partnership,
        an Arizona limited partnership, and
        Sunrise Preschools, Inc., an Arizona
        corporation

 10.5   Lease Agreement dated April 1, 1986,                      (1)
        between Sunrise Partners, an Arizona
        corporation, and Sunrise Preschools, Inc.,
        an Arizona corporation

 10.6   Lease Agreement dated February 5, 1987,                   (1)
        between Sun School II Limited Partnership,
        an Arizona limited partnership, and
        Sunrise Preschools, Inc., an Arizona
        corporation

 10.7   Lease Agreement dated June 26, 1987,                      (1)
        between Huber Farm Service of Phoenix,
        Inc., an Arizona corporation, and Sunrise
        Preschools, Inc., a Delaware corporation

 10.8   Lease Agreement dated June 26, 1987,                      (1)
        between Huber Farm Service of Phoenix,
        Inc., an Arizona corporation, and Sunrise
        Preschools, Inc., a Delaware corporation

 10.9   Equipment Lease between James R. Evans and                (1)
        Sunrise Preschools, Inc.

10.10   Lease Agreement, dated July 29, 1988,                     (2)
        between Sunrise Preschools, Inc. and
        Investad, Inc.

10.11   Lease Agreement, dated July 25, 1988,                     (2)
        between Sunrise

Exhibit                                                      Page Number or
Number                    Description                       Method of Filing
------                    -----------                       ---------------
        Preschools, Inc., and LV                                  (2)
        Properties, an Arizona general partnership

10.12   Lease Agreement, dated May 12, 1988,
        between Sunrise Preschools, Inc. and
        Jaymark Komer and Eugene Victor Komer and
        Ruth Lena Komer, as Trustees of the Komer
        Family Trust dated December 30, 1980

10.13   Lease Agreement, dated July 29, 1988,                     (2)
        between Sunrise Preschools, Inc. and
        Kailua Beach Center, Inc.

10.14   Lease Agreement, dated January 11, 1988,                  (3)
        between Sunrise Preschools, Inc. and
        Mercado Developers

10.15   Amendment of Lease Agreement dated March                  (4)
        8, 1990 between Sunrise Preschools, Inc.
        and Jaymark Komer and Komer Family Trust
        dated May 12, 1988

10.16   Purchase Agreement and Registration Rights                (5)
        Agreement dated April 6, 1990, between
        Sunrise Preschools, Inc. and Lepercq
        Capital Management, Inc.

10.17   Vehicle Use Agreement dated February 14,                  (6)
        1991 between Sunrise Preschools, Inc. and
        James R. Evans

10.18   Vehicle Use Agreement dated February 14,                  (6)
        1991 between Sunrise Preschools, Inc. and
        Barbara L. Owens

10.19   Lease Agreement, dated July 1, 1991,                      (6)
        between Sunrise Preschools, Inc., and
        Maruni Arizona, Inc.

10.20   Purchase Agreement, dated November 18,                    (7)
        1991, between Sunrise Preschools, Inc., LN
        Investment Capital Limited Partnership,
        Lepercq Investment Limited Partnership II
        and LN Investment Capital Limited
        Partnership II

10.21   Amendment of Lease, dated July 22, 1992,                  (8)
        between Sunrise Preschools, Inc. and
        Jaymark Komer and Komer Family Trust

10.22   Management Agreement, dated November 14,                  (11)
        1993, between United Church of Christ and
        Sunrise Preschools, Inc.

10.23   Vehicle Use Agreement dated June 15, 1993                 (9)
        between Sunrise Preschools, Inc. and James
        R. Evans

10.24   Vehicle Use Agreement dated June 15, 1993                 (9)
        between Sunrise Preschools, Inc. and
        Barbara L. Owens

10.25   Management Contract Agreement, dated                      (9)
        January 4, 1993, between Charlie Siddle, a
        general partnership doing business as the
        La Mancha Racquet Club, and Sunrise
        Preschools, Inc.

10.26   Term Sheet Agreement, dated December 7,                   (9)
        1992, between Joy of Christ Lutheran
        Church and Sunrise Preschools, Inc.

Exhibit                                                       Page Number or
Number               Description                             Method of Filing
------               -----------                             ---------------
10.27   Agreement between Lutheran Church of                      (9)
        Honolulu and Sunrise Preschools, Inc.,
        dated May 19, 1993

10.28   Contract Agreement, dated November 19,                    (9)
        1992, between Phoenix Union High School
        District No. 210 and Sunrise Preschools,
        Inc.

10.29   Contract Renewal Agreement, dated July 1,                 (9)
        1993, between Phoenix Union High School
        District No. 210 and Sunrise Preschools,
        Inc.

10.30   Employment Agreement between Sunrise                      (10)
        Preschools, Inc. and James R. Evans, dated
        October 15, 1993

10.31   Employment Agreement between Sunrise                      (10)
        Preschools, Inc. and Barbara L. Owens,
        dated October 15, 1993

10.32   Administrative Services Agreement,                        (11)
        License, and Equipment Lease, dated
        February 1, 1994, between Sunrise
        Preschools, Inc. and Preschool Services,
        Inc.

10.33   Contract Renewal Agreement, dated June 20,                (11)
        1994, between Sunrise Preschools, Inc. and
        Phoenix Union High School District #210

10.34   Contract Agreement, dated December 1,                     (11)
        1993, between Sunrise Preschools, Inc. and
        the State of Hawaii Department of Human
        Services

10.35   Preferred Shares Rights Agreement, dated                  (12)
        February 10, 1995, between Sunrise
        Preschools, Inc. and American Securities
        Transfer, Incorporated, including the
        Certificate of Designation of Rights,
        Preferences and Privileges of Series A
        Participating Preferred Stock, the form of
        Rights Certificate and the Summary of
        Rights attached thereto as Exhibits A,
        B and C, respectively.

10.36   First Amendment to Employment Agreement                   (13)
        between Sunrise Preschools, Inc. and James
        R. Evans, dated September 16, 1994

10.37   First Amendment to Employment Agreement                   (13)
        between Sunrise Preschools, Inc. and
        Barbara L. Owens, dated September 16, 1994

10.38   Loan Agreement dated January 24, 1995                     (13)
        between Sunrise Preschools, Inc. and Bank
        One, Arizona, NA for the purchase of
        equipment

10.39   Loan Agreement dated January 24, 1995                     (13)
        between Sunrise Preschools, Inc. and Bank
        One, Arizona, NA for the purchase of
        vehicles

10.40   Revolving Line of Credit Note and Loan                    (13)
        Agreement dated

Exhibit                                                     Page Number or
Number                   Description                       Method of Filing
------                   -----------                       ---------------
        January 24, 1995 between Sunrise Preschools,
        Inc. and Bank One, Arizona NA

10.41   Acquisition Consulting and Investor                       (14)
        Relations Agreement between Sunrise
        Preschools, Inc. and Miller Capital
        Corporation, dated April 14, 1995

10.42   Second Amendment to Employment Agreement                  (14)
        between Sunrise Preschools, Inc. and James
        R. Evans, dated May 4, 1995

10.43   Second Amendment to Employment Agreement                  (14)
        between Sunrise Preschools, Inc. and
        Barbara L. Owens, dated May 4, 1995

10.44   Asset Purchase Agreement between                          (15)
        Children's Choice Learning Center, Inc.
        and Sunrise Preschool, Inc. dated June 26,
        1996, with one amendment dated June 28,
        1996

10.45   Business Loan Agreement between Bank of                    *
        America Arizona and Sunrise Preschools,
        Inc. dated March 15, 1996

   11   Computation of Per Share Earnings                          *

   21   List of Subsidiaries                                       *

   23   Consent of Ernst & Young LLP                               *

   24   Consent of Arthur Andersen & Co. LLP                       *

-----------------
*        Filed herewith.

 (1)   Incorporated by reference to exhibits to Form S-1 filed July 10, 1987.
 (2) Incorporated by reference to exhibits to Form 10-K filed on or about October 31, 1988.
 (3) Incorporated by reference to exhibits to Form 10-K filed on or about October 30, 1989.
 (4) Incorporated by reference to exhibits to Form 10-Q filed on or about January 31, 1990.
 (5) Incorporated by reference to exhibits to Form 8-K filed on or about April 20, 1990.
 (6) Incorporated by reference to exhibits to Form 10-K filed on or about October 28, 1991.
 (7) Incorporated by reference to exhibits to Form 10-Q filed on or about December 16, 1991.
 (8) Incorporated by reference to exhibits to Form 10-K filed on or about October 21, 1992.
 (9) Incorporated by reference to exhibits to Form 10-KSB filed on or about October 8, 1993.
 (10) Incorporated by reference to exhibits to Form 10-QSB filed on or about March 14, 1994.
 (11) Incorporated by reference to exhibits to Form 10-KSB for the fiscal year ended July 31, 1994.
 (12) Incorporated by reference to exhibits to Form 8-K filed on or about February 10, 1995.
 (13) Incorporated by reference to exhibits to Form 10-QSB filed on or about March 10, 1995.
 (14) Incorporated by reference to exhibits to Form SB-2 filed October 23, 1995.
 (15) Incorporated by reference to exhibits to Form 8-K filed on or about September 9, 1996

(b)      REPORTS ON FORM 8-K.

         Form 8-K was filed on May 1, 1996 reporting a change in independent auditors.

(c)      FINANCIAL STATEMENTS

         (1)      Independent Auditors Reports
                           Ernst & Young LLP                           Page 22
                           Arthur Andersen LLP                         Page 23

         (2)      Consolidated Financial Statements and Notes
                  to Consolidated Financial Statements of the
                  Company for the fiscal years ended July 31, 1996
                  and 1995                                             Page 24

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

                                            SUNRISE PRESCHOOLS, INC.

                                            a Delaware corporation

Date:    October 25, 1996                   By /s/ James R. Evans
                                               ---------------------------------
                                                   James R. Evans, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                    Date
---------                       -----                                    ----
/s/ James R. Evans              Chairman of the Board, and           October 25, 1996
------------------              President (Principal
James R. Evans                  Executive Officer)


/s/ Ronald J. O'Connor          Controller (Principal                October 25, 1996
----------------------          Financial Officer; Principal
Ronald J. O'Connor              Accounting Officer)


/s/ Robert A. Rice              Director                             October 25, 1996
------------------
Robert A. Rice

/s/ Richard H. Hinze            Director                             October 25, 1996
--------------------
Richard H. Hinze

/s/ Barbara L. Owens            Director                             October 25, 1996
--------------------
Barbara L. Owens