Form 10QSB
period 1996-10-31
SUNRISE PRESCHOOLS INC/DE/
filed 1996-12-10
CIK 818695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED           October 31, 1996


       COMMISSION FILE NUMBER               0-16425



                            SUNRISE PRESCHOOLS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                  86-0532619
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)


        9128 East San Salvador Road, Suite 200, Scottsdale, Arizona 85258
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (602) 860-1611
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)



         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL ANNUAL, QUARTERLY AND OTHER REPORTS REQUIRED TO BE FILED BY SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS
         FOR THE PAST 90 DAYS.

                                     YES [X]


                                     NO  [ ]



         THE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 30, 1996 WAS 2,982,968 SHARES.

                            SUNRISE PRESCHOOLS, INC.

                                TABLE OF CONTENTS


                                                                                                          PAGE
PART I        FINANCIAL INFORMATION

              Item 1    Financial Statements

                            Consolidated Balance Sheets
                               October 31, 1996 and July 31, 1996                                             3

                            Consolidated Statements of Operations
                               For the Three Months Ended October 31,
                               1996 and 1995                                                                  4

                            Consolidated Statements of Cash Flows
                               For the Three Months Ended October 31,
                               1996 and 1995                                                                  5

                            Notes to Consolidated Financial Statements                                        6


              Item 2    Management's Discussion and Analysis of Fin-
                        ancial Condition and Results of Operations                                            9


PART II       OTHER INFORMATION

              Item 4    Submission of Matters to a Vote of Security Holders                                  12

              Item 6    Exhibits and Reports on Form 8-K                                                     12


SIGNATURES                                                                                                   13

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                     October 31, 1996       July 31, 1996
                                                                     ----------------       -------------
                                                                       (Unaudited)
                              ASSETS
Current Assets
  Cash and Cash Equivalents                                             $ 1,822,952        $ 2,630,616
  Accounts Receivable, net of allowance for doubtful accounts of
     $7,000 at October 31, 1996 and $12,000 at July 31, 1996                544,177            387,775
  Prepaid Expenses                                                          251,490            149,458
  Deferred Tax Asset, current portion                                       138,000            138,000
  Inventory and Other Current Assets                                         34,374             27,094
                                                                        -----------        -----------
     Total Current Assets                                                 2,790,993          3,332,943

Property and Equipment, net                                               1,935,554          1,386,687
Property and Equipment Held for Lease, net                                  371,250            367,292
Deferred Tax Asset, net of current portion                                  557,000            557,000
Note Receivable from Preschool Services, Inc.                               256,251            256,251
Intangible Assets, net                                                    1,338,048            733,519
Deposits and Other Assets                                                   110,853            363,340
                                                                        -----------        -----------
     Total Assets                                                       $ 7,359,949        $ 6,997,032
                                                                        ===========        ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Line of Credit                                                     $   150,000        $   100,000
     Accounts Payable                                                       117,422            272,519
     Accrued Expenses                                                       573,281            385,036
     Dividends Payable on Preferred Stock                                    44,367             44,367
     Notes Payable and Capital Leases, current portion                      133,415            133,415
     Accrued Rental Reserve, current portion                                218,952            292,000
     Deferred Rent, current portion                                         128,481            155,982
     Deferred Gain on Sale and Leaseback of Preschool Facilities,
       current portion                                                       45,003             45,003
                                                                        -----------        -----------
        Total Current Liabilities                                         1,410,921          1,428,322
                                                                        -----------        -----------

Notes Payable and Capital Leases, net of current portion                    917,660            504,654
                                                                        -----------        -----------

Accrued Rental Reserve, net of current portion                              126,000            126,000
                                                                        -----------        -----------

Deferred Rent, net of current portion                                       279,516            304,058
                                                                        -----------        -----------

Deferred Gain on Sale and Leaseback of Preschool Facilities, net
       of current portion                                                    76,397             87,648
                                                                        -----------        -----------

Shareholders' Equity
     Preferred Stock, $1 par value - 1,000,000 shares authorized,
       857,333 shares issued and outstanding                                857,333            857,333
     Common Stock, $.01 par value - 10,000,000 shares authorized,
       2,982,968 shares issued and outstanding                               29,830             29,830
     Paid-in Capital                                                      7,609,553          7,609,553
     Accumulated Deficit                                                 (3,947,261)        (3,950,366)
                                                                        -----------        -----------
        Total Shareholders' Equity                                        4,549,455          4,546,350
                                                                        -----------        -----------
          Total Liabilities and Shareholders' Equity                    $ 7,359,949        $ 6,997,032
                                                                        ===========        ===========


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                    SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      FOR THE THREE MONTHS
                                                        ENDED OCTOBER 31,
                                                 -----------------------------
                                                    1996               1995
                                                 -----------       -----------
Operating Revenue                                $ 3,242,628       $ 2,433,322

Operating Expenses
  Payroll                                          1,614,921         1,137,410
  Facilities and Maintenance                       1,085,612           907,537
  General and Administrative                         423,517           311,451
          Total Operating Expenses                 3,124,050         2,356,398
                                                 -----------       -----------
Income from Operations                               118,578            76,924

Other Income (Expense)
  Interest Income (Expense), net                       8,297            (8,324)
  Other Income                                         9,330             3,100
                                                 -----------       -----------
          Total Other Income (Expense)                17,627            (5,224)
                                                 -----------       -----------

Net Income                                       $   136,205       $    71,700
                                                 ===========       ===========


Net Income Available for Common Stock            $     3,105       $    59,200
                                                 ===========       ===========

Net Income per Common Share and Common
  Share Equivalent (Note 2)
      Primary                                    $      0.00       $      0.02
                                                 ===========       ===========

      Fully Dilluted                                               $      0.02
                                                 ===========       ===========

Weighted Average Number of Common Shares
  and Common Share Equivalents Outstanding
      Primary                                    $ 3,015,261       $ 3,337,796
                                                 ===========       ===========

      Fully Dilluted                                               $ 3,837,796
                                                 ===========       ===========


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS
                                                                                      ENDED OCTOBER 31,
                                                                             ------------------------------
                                                                                 1996               1995
===========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                 $   136,205        $    71,700
  Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities
         Depreciation and Amortization                                           156,379             78,725
         Amortized Gain on Sale of Real Estate                                   (11,251)           (11,250)
         Deferred Rent                                                           (52,043)           (17,750)
         Provision for Doubtful Accounts                                          15,359             18,579
         Gain on Disposal of Property and Equipment                               (9,330)            (3,100)
         Changes in Assets and Liabilties, net of effect of businesses acquired:
            Increase in Accounts Receivable                                     (171,761)           (18,289)
            Increase in Prepaid Expenses                                        (102,032)           (19,139)
            Increase in Inventory and Other Current Assets                        (7,280)          (132,116)
            Decrease in Deposits and Other Assets                                252,487             61,785
            Increase (Decrease) in Accounts Payable                             (155,097)            69,538
            Increase in Accrued Expenses                                         188,245             52,962
            Decrease in Accrued Rental Reserve                                   (73,048)                --
-----------------------------------------------------------------------------------------------------------
              Total Adjustments                                                   30,628             79,945
-----------------------------------------------------------------------------------------------------------
                 Net Cash Provided by Operating Activities                       166,833            151,645
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Child Care Centers                                             (494,264)                --
  Purchases of Property and Equipment                                           (394,469)          (283,103)
  Proceeds from Disposal of Property and Equipment                                 9,330              8,000
-----------------------------------------------------------------------------------------------------------
         Net Cash Used in Investing Activities                                  (879,403)          (275,103)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Exercise of Warrants                                                  --             74,903
  Proceeds from Sale of Preferred Stock                                               --             80,000
  Payment of Dividends                                                          (133,100)                --
  Proceeds from Notes Payable                                                     54,408                 --
  Borrowings on Lines of Credit                                                   50,000                 --
  Payments on Notes Payable and Capital Leases                                   (66,402)           (35,541)
-----------------------------------------------------------------------------------------------------------
         Net Cash Provided by (Used in) Financing Activities                     (95,094)           119,362
-----------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (807,664)            (4,096)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,630,616            581,311
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 1,822,952        $   577,215
===========================================================================================================


SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for Interest                                   $    18,112        $    10,548
  Note Payable Issued for Acquisition of Child Care Centers                      425,000                 --
===========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     SUNRISE PRESCHOOLS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION
     ---------------------------------------------------------------------------
     The fiscal year of Sunrise Preschools, Inc. (the "Company") consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year, and the first quarter ends on the Saturday nearest October 31. However, for clarity of presentation, all information has been presented as if the first quarter ended on October 31 and the fiscal year ended on July 31.

     The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and cash flows for the three month periods ended October 31, 1996 and 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to amounts previously reported for fiscal 1996 to conform with the fiscal 1997 presentation. It is suggested that these interim financial statements be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

     The consolidated financial statements include the accounts of Sunrise Preschools, Inc. and Sunrise Preschools Hawaii, Inc.

2.   NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
     ---------------------------------------------------------------------------
     Primary net income per share is computed by dividing net income available for common stock (net income less dividends accrued during the period on Series B and Series C Preferred Stock) by the weighted average number of common shares and common share equivalents outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options that are considered antidilutive are not included in the weighted average number of common shares and common share equivalents outstanding. Fully diluted net income per share for fiscal 1996 assumes the conversion of the Series B Preferred Stock into 500,000 shares of common stock. Fully diluted net income per share for fiscal 1997 is not included because the calculation for that period is antidilutive.

3.   INCOME TAXES
     ---------------------------------------------------------------------------
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     As of July 31, 1996, net operating loss carryforwards totaled approximately $2,177,000, and expire through the year 2011. Accordingly, income taxes on income generated during the three month periods ended October 31, 1996 and 1995 have been offset by the available net operating loss carryforwards.

4.   ACQUISITIONS
     ---------------------------------------------------------------------------
     On August 22, 1996, the Company purchased the operations of four preschool centers in the Phoenix, Arizona metropolitan area. The consideration paid by the Company in connection with this acquisition was $775,000, of which $350,000 was paid at the closing of the purchase on August 22, 1996, and $425,000 was a note payable. The purchase of these centers was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Pro forma information for the three month periods ended October 31, 1996 and 1995 follows:

                     Sunrise Preschools, Inc. and Subsidiary
           Unaudited Pro Forma Condensed Consolidated Income Statement
                   For the Three Months Ended October 31, 1996
                      (In thousands, except per share data)

                                            Historical
                                      ---------------------
                                                    Selling        Pro Forma       Pro Forma
                                      Sunrise       Parties      Adjustments (1)   Combined
                                      -------       -------      ---------------   --------

Operating Revenues                     $3,243       $  114            $   --        $3,357

Operating Expenses                      3,124          100                (8)        3,216
                                       ------       ------            ------        ------

Income from Operations                    119           14                 8           141

Non-operating Income (Expense)             17           --                (3)           14
                                       ------       ------            ------        ------

      Net Income                       $  136       $   14            $    5        $  155
                                       ======       ======            ======        ======

      Net Income Available for
         Common Stock                  $    3                                       $   22
                                       ======                                       ======

      Net Income per Common
         Share and Common Share
         Equivalent                    $ 0.00                                       $ 0.01
                                       ======                                       ======

      Average Shares Outstanding        3,015                                        3,015
                                       ======                                       ======


(1) Pro forma adjustments to the unaudited pro forma condensed consolidated income statements consisted of reducing payroll costs by the amount of salaries paid to the seller, increasing facilities and maintenance costs for depreciation and amortization of the acquired assets, and increasing interest expense for the note payable.

     ---------------------------------------------------------------------------


                     Sunrise Preschools, Inc. and Subsidiary
           Unaudited Pro Forma Condensed Consolidated Income Statement
                   For the Three Months Ended October 31, 1995
                      (In thousands, except per share data)

                                            Historical
                                      ---------------------
                                                    Selling        Pro Forma       Pro Forma
                                      Sunrise       Parties      Adjustments (1)   Combined
                                      -------       -------      ---------------   --------


Operating Revenues                     $ 2,433        $   342       $    --        $ 2,775

Operating Expenses                       2,356            301           (25)         2,632
                                       -------        -------       -------        -------

Income from Operations                      77             41            25            143

Non-operating Income (Expense)              (5)            --            (8)           (13)
                                       -------        -------       -------        -------

      Net Income                       $    72        $    41       $    17        $   130
                                       =======        =======       =======        =======

      Net Income Available for

         Common Stock                  $    59                                     $   117
                                       =======                                     =======

      Net Income per Common
         Share and Common Share

         Equivalent                    $  0.02                                     $  0.04
                                       =======                                     =======

      Average Shares Outstanding         3,338                                       3,338
                                       =======                                     =======


(1) Pro forma adjustments to the unaudited pro forma condensed consolidated income statements consisted of reducing payroll costs by the amount of salaries paid to the seller, increasing facilities and maintenance costs for depreciation and amortization of the acquired assets, and increasing interest expense for the note payable.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
================================================================================
THREE MONTHS ENDED OCTOBER 31, 1996 (FIRST QUARTER OF FISCAL 1997) COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995 (FIRST QUARTER OF FISCAL 1996)
--------------------------------------------------------------------------------
On October 31, 1996, the Company operated 36 child care centers versus 25 centers as of October 31, 1995. The increase in the number of centers was the result of the Company purchasing the operations of six centers in Arizona (five of which were previously operating and one of which was newly opened) and three centers in Colorado, opening one newly constructed center in Arizona, and assuming management of one newly opened center in Wisconsin.

Operating revenue - Operating revenue for the first quarter of fiscal 1997 was $3,242,628, an increase of $809,306, or 33.3% from revenue of $2,433,322 for the first quarter of fiscal 1996. Of this increase, $677,646 was due to the inclusion of revenues of the acquired and newly opened centers, and $131,660 was due to a 5.7% increase in same-center revenues. The increase in same-center revenues is due to increased enrollment levels and a moderate tuition increase.

Operating expenses - Operating expenses for the first quarter of fiscal 1997 were $3,124,050 (96.3% of operating revenue), an increase of $767,652 or 32.6% from operating expenses of $2,356,398 (96.8% of operating revenue) for the first quarter of fiscal 1996. Of this increase, $697,240 was due to the acquired and newly opened centers. The remaining increase was due to increases in payroll and facilities and maintenance costs, partially offset by a decrease in general and administrative expenses.

    Payroll - Payroll expense for the first quarter of fiscal 1997 was $1,614,921 (49.8% of operating revenue), an increase of $477,511 from payroll expense of $1,137,410 (46.7% of operating revenue) for the first quarter of fiscal 1996. Of this increase, $364,918 was due to the acquired and newly opened centers, $22,433 for additional corporate staff added in connection with the Company's expansion program, and a $90,160 increase in same-center salaries due to additional personnel required to handle higher enrollment levels.

    Facilities and maintenance - Facilities and maintenance costs for the first quarter of fiscal 1997 were $1,085,612 (33.5% of operating revenue), an increase of $178,075 or 19.6% from facilities and maintenance costs of $907,537 (37.3% of operating revenue) during the first quarter of fiscal 1996. This increase was due to $237,486 in costs at the acquired and newly opened centers, partially offset by a $37,009 decrease in rent expense and a $22,402 decrease in other facilities and maintenance costs, primarily building maintenance and cleaning expenses.

    In the first quarter of fiscal 1996, rent expense included $49,196 of deferred sublease payments payable by Preschool Services, Inc. ("PSI"). In the fourth quarter of fiscal 1996, the Company established a reserve for rental commitments related to the remaining lease payments due by PSI. Future unpaid sublease payments are offset against this reserve rather than being charged to rent expense. This resulted in a decrease in rent expense in the first quarter of fiscal 1997 of $49,196, partially offset by an increase of $12,187 in same-center rents due to moderate rent increases at several of the centers.

THREE MONTHS ENDED OCTOBER 31, 1996 (FIRST QUARTER OF FISCAL 1997) COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995 (FIRST QUARTER OF FISCAL 1996) (CONTINUED)
--------------------------------------------------------------------------------
    General and administrative - General and administrative expenses for the first quarter of fiscal 1997 were $423,517 (13.1% of operating revenue), an increase of $112,066, or 36.0%, from general and administrative expenses of $311,451 (12.8% of operating revenue) during the first three months of fiscal 1996. Of this increase, $94,836 was attributable to the acquired and newly opened centers. In addition, advertising costs increased $40,619 due to continuance of a multi-media advertising program begun in January and higher yellow pages costs as a result of the new centers, partially offset by a decrease of $24,917 in insurance costs. The remaining increase was due to moderate increases in other general and administrative costs such as office supplies and bank charges.

Net Income - Net income for the first quarter of fiscal 1997 was $136,205 compared to net income of $71,700 for the first quarter of fiscal 1996, primarily due to improved same-center operations and the reduction in rent expense.


TRENDS
--------------------------------------------------------------------------------
Partially as a result of the multi-media advertising program implemented by the Company, same-center enrollments were higher than during the first quarter of fiscal 1996. Management believes that the advertising program, coupled with a moderate October tuition increase, should continue to have a positive effect on the Company. In addition, profitability should continue to improve as the newly opened centers begin to mature and the acquired centers are fully integrated into the Company.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Net cash provided by operating activities for the first quarter of fiscal 1997 was $166,833. Cash was sufficient to meet the normal operating requirements of the Company. Due to the Company's purchase of four child care centers in August, 1996, and amounts spent to upgrade the existing equipment at the acquired centers as well as to equip the newly opened centers, working capital decreased by $524,549, from $1,904,621 at July 31, 1996 to $1,380,072 at October 31, 1996.

Net cash used in investing activities was $879,403, consisting of purchases of property and equipment totaling $394,469, and $494,264 in costs related to the centers acquired by the Company in August. These uses were partially offset by $9,330 in proceeds from disposals of property and equipment.

Net cash used in financing activities was $95,094, consisting of additional notes payable of $54,408 for the purchase of vehicles and $50,000 in borrowings under the Company's working capital credit line, offset by repayments of notes payable and capital leases of $66,402 and payment of dividends on Series B and C Preferred Stock of $133,100. Dividends payable on Series B and C Preferred
Stock as of October 31, 1996 were $44,367.

The Company is current on all principal and interest payments on its notes payable and capital leases. The Company has two lines of credit with a financial institution totaling $500,000: 1) a $250,000 revolving working capital line, bearing interest at prime (8.25% at October 31, 1996) plus 1.00%, and; 2) a $250,000 nonrevolving line of credit for the purchase of vehicles and equipment, bearing interest at prime plus 1.25%. These lines of credit are renewable each year on January 31, and are secured by the Company's accounts receivable, inventory, furniture, vehicles and equipment.

--------------------------------------------------------------------------------
The Company currently expects that it will be able to renew the lines of credit under similar terms upon their maturity. However, if the lines of credit are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

The Company plans to open several additional centers in the Spring and Summer of 1997. Under current plans, one of these centers will be an on-site center at the corporate headquarters of Swift Transportation Company, Inc. The other new centers to be opened by the Company will be constructed by a third party and the Company will then enter into long term leases for the land and buildings. Preopening costs of a center normally range between $90,000 and $110,000 per center. Management expects cash generated from operations and cash on hand to be sufficient to satisfy the needs at its existing schools for the next 12 months and to open the new centers as planned.

The Company is also considering various additional acquisitions of established child care centers operated in the southwestern United States, as well as in other geographic areas. The Company intends to finance these acquisitions through a combination of cash and long-term notes.

PART II       OTHER INFORMATION

Items 1 - 5   Not applicable

Item  6       Exhibits and Reports on Form 8-K
              (a)  Exhibits

                   Exhibit 11 - Statement Re:  Computation of per share earnings

              (b)  Reports on Form 8-K
                   Reports on Form 8-K were filed on September 5, 1996 and September 8, 1996 to report acquisitions of child care centers by the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SUNRISE PRESCHOOLS, INC.


Date:  December 10, 1996      By:  /s/ James R. Evans
       -----------------          -------------------------------------
                                  James R. Evans
                                  Chairman of the Board of Directors
                                  and President (Principal Executive
                                  Officer)

          SIGNATURE                             CAPACITY                              DATE
----------------------------      -------------------------------------        -----------------



 /s/ Ronald J. O'Connor           Controller (Principal Financial Officer,     December 10, 1996
----------------------------      Principal Accounting Officer)                -----------------
Ronald J. O'Connor