Form 10QSB
period 1997-01-31
SUNRISE EDUCATIONAL SERVICES INC
filed 1997-03-11
CIK 818695

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED January 31, 1997
                  -------------------
COMMISSION FILE NUMBER 0-16425
                      ---------------

                       SUNRISE EDUCATIONAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                            86-0532619
           --------                                            ----------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


        9128 East San Salvador Road, Suite 200, Scottsdale, Arizona 85258
        -----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (602) 860-1611
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                            SUNRISE PRESCHOOLS, INC.
                            ------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                      Yes  X
                                         ----
                                      No
                                         ----

The number of shares of the Company's common stock outstanding as of February 28, 1997 was 3,075,871 shares.

                       SUNRISE EDUCATIONAL SERVICES, INC.

                                TABLE OF CONTENTS


                                                                         Page
--------------------------------------------------------------------------------
PART I    FINANCIAL INFORMATION

          Item 1 Financial Statements

                  Consolidated  Balance  Sheets
                   January 31, 1997 and July 31, 1996                      3

                  Consolidated Statements of Operations
                   For the Six Months and Three Months Ended
                   January 31, 1997 and 1996                               4

                  Consolidated Statements of Cash Flows
                   For the Six Months Ended
                   January 31, 1997 and 1996                               5

                  Notes to Consolidated Financial Statements               6


          Item 2 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8


PART II   OTHER INFORMATION

          Item 4 Submission of Matters to a Vote of Security Holders      12

          Item 6 Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                                13

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 JANUARY 31, 1997  JULY 31, 1996
------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
                                     ASSETS
Current Assets
  Cash and Cash Equivalents                                          $ 1,536,494    $ 2,630,616
  Accounts Receivable, net of allowance for doubtful accounts of
    $8,000 at January 31, 1997 and $12,000 at July 31, 1996              600,777        387,775
  Prepaid Expenses                                                       272,418        149,458
  Deferred Tax Asset, current portion                                    138,000        138,000
  Inventory and Other Current Assets                                      34,579         27,094
-----------------------------------------------------------------------------------------------
     Total Current Assets                                              2,582,268      3,332,943
Property and Equipment, net                                            1,654,700      1,386,687
Property and Equipment Held for Lease, net                               358,845        367,292
Deferred Tax Asset, net of current portion                               557,000        557,000
Note Receivable from Preschool Services, Inc.                            256,251        256,251
Intangible Assets, net                                                 1,309,552        733,519
Deposits and Other Assets                                                272,729        363,340
-----------------------------------------------------------------------------------------------
     Total Assets                                                    $ 6,991,345    $ 6,997,032
===============================================================================================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Line of Credit                                                     $   150,000    $   100,000
  Accounts Payable                                                       149,092        272,519
  Accrued Expenses                                                       455,398        385,036
  Dividends Payable on Preferred Stock                                    44,367         44,367
  Notes Payable and Capital Leases, current portion                      236,682        133,415
  Accrued Rental Reserve, current portion                                145,904        292,000
  Deferred Rent, current portion                                         151,640        155,982
  Deferred Gain on Sale and Leaseback of Preschool Facilities,
    current portion                                                       45,003         45,003
-----------------------------------------------------------------------------------------------
     Total Current Liabilities                                         1,378,086      1,428,322
-----------------------------------------------------------------------------------------------
Notes Payable and Capital Leases, net of current portion                 757,613        504,654
-----------------------------------------------------------------------------------------------
Accrued Rental Reserve, net of current portion                           126,000        126,000
-----------------------------------------------------------------------------------------------
Deferred Rent, net of current portion                                    261,152        304,058
-----------------------------------------------------------------------------------------------
Deferred Gain on Sale and Leaseback of Preschool Facilities, net
  of current portion                                                      65,147         87,648
-----------------------------------------------------------------------------------------------
Shareholders' Equity
  Preferred Stock, $1 par value - 1,000,000 shares authorized,
    857,333 shares issued and outstanding                                857,333        857,333
  Common Stock, $.01 par value - 10,000,000 shares authorized,
    3,075,871 and 2,982,968 shares issued and outstanding                 30,759         29,830
  Paid-in Capital                                                      7,729,220      7,609,553
  Accumulated Deficit                                                 (4,213,965)    (3,950,366)
-----------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                        4,403,347      4,546,350
-----------------------------------------------------------------------------------------------
          Total Liabilities and Shareholders' Equity                 $ 6,991,345    $ 6,997,032
===============================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      FOR THE SIX MONTHS          FOR THE THREE MONTHS
                                       ENDED JANUARY 31,            ENDED JANUARY 31,
                                    ---------------------         --------------------
                                       1997          1996           1997           1996
------------------------------------------------------------------------------------------
Operating Revenue                 $ 6,342,854    $ 4,739,761    $ 3,100,226    $ 2,304,215

Operating Expenses
Payroll                             3,217,165      2,325,317      1,602,244      1,187,907
Facilities and Maintenance          2,265,666      1,787,453      1,180,054        879,916
General and Administrative            905,670        656,683        482,153        345,232
------------------------------------------------------------------------------------------
Total Operating Expenses            6,388,501      4,769,453      3,264,451      2,413,055
------------------------------------------------------------------------------------------

Loss from Operations                  (45,647)       (29,692)      (164,225)      (108,840)

Non-operating Income
Interest Income (Expense), net          8,622          5,665            325         16,213
Other Income                           39,626          3,100         30,296           --
------------------------------------------------------------------------------------------
Total Non-operating Income             48,248          8,765         30,621         16,213
------------------------------------------------------------------------------------------

Net Income (Loss)                 $     2,601    $   (20,927)   $  (133,604)   $   (92,627)
==========================================================================================

Net Income (Loss) Available for
Common Stock                      $  (263,599)   $   (95,927)   $  (266,704)   $  (155,127)
==========================================================================================

Net Income (Loss) per Common
Share and Common Share
Equivalent (Note 2)
Primary                           $     (0.09)   $     (0.03)   $     (0.09)   $     (0.05)
==========================================================================================

Weighted Average Number of
Common Shares and Common
Equivalent Shares Outstanding
Primary (Note 2)                    3,021,268      2,935,894      3,026,786      2,935,894
==========================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             FOR THE SIX MONTHS
                                                                              ENDED JANUARY 31,
                                                                             1997           1996
                                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                     $     2,601    $   (20,927)
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Used in Operating Activities
     Depreciation and Amortization                                          323,216        160,450
     Amortized Gain on Sale of Real Estate                                  (22,501)       (22,501)
     Deferred Rent                                                          (47,248)       (35,501)
     Provision for Doubtful Accounts                                         40,538         18,579
     Gain on Disposal of Property and Equipment                             (39,626)        (3,100)
     Changes in Assets and Liabilties, net of effect of businesses acquired:
        Increase in Accounts Receivable                                    (253,540)       (53,058)
        Increase in Prepaid Expenses                                       (122,960)      (115,725)
        Increase in Inventory and Other Current Assets                       (7,485)       (14,227)
        (Increase) Decrease in Deposits and Other Assets                     90,611        (98,559)
        Increase (Decrease) in Accounts Payable                            (123,427)       143,251
        Increase in Accrued Expenses                                         70,362         19,142
        Decrease in Accrued Rental Reserve                                 (146,096)          --
--------------------------------------------------------------------------------------------------
          Total Adjustments                                                (238,156)        (1,249)
--------------------------------------------------------------------------------------------------
               Net Cash Used in Operating Activities                       (235,555)       (22,176)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Child Care Centers                                        (494,264)       (65,000)
  Escrow Deposit for Purchase of Child Care Center                             --         (310,000)
  Purchases of Property and Equipment                                      (496,691)      (366,209)
  Proceeds from Disposal of Property and Equipment                          296,766          8,000
--------------------------------------------------------------------------------------------------
               Net Cash Used in Investing Activities                       (694,189)      (733,209)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Exercise of Warrants                                           --           40,404
  Proceeds from Sale of Preferred Stock                                        --        4,026,475
  Payment of Dividends                                                     (145,604)      (286,666)
  Proceeds from Notes Payable                                                54,408         88,886
  Borrowings on Lines of Credit                                              50,000           --
  Payments on Notes Payable and Capital Leases                             (123,182)       (74,823)
--------------------------------------------------------------------------------------------------
               Net Cash Provided by (Used in) Financing Activities         (164,378)     3,794,276
--------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,094,122)     3,038,891

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,630,616        581,311
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,536,494    $ 3,620,202
==================================================================================================
SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for Interest                              $    41,222    $    23,290
  Payment of Stock Dividends                                                120,596           --
  Note Payable Issued for Acquisition of Child Care Centers                 425,000           --
==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
--------------------------------------------------------------------------------
The fiscal year of Sunrise Educational Services, Inc. (the Company) consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year, and the second quarter ends on the Saturday nearest January 31. However, for clarity of presentation, all information has been presented as if the second quarter ended on January 31 and the fiscal year ended on July 31.

The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and cash flows for the six month and three month periods ended January 31, 1997 and 1996.

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

The  consolidated   financial   statements   include  the  accounts  of  Sunrise
Educational Services, Inc. and Sunrise Preschools Hawaii, Inc.

2. NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT
--------------------------------------------------------------------------------
Primary net income (loss) per share is computed by dividing net income (loss) available for common stock (net income (loss) less dividends accrued during the period on Series B and Series C Preferred Stock) by the weighted average number of common shares and common share equivalents outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options that are considered antidilutive are not included in the weighted average number of common shares and common share equivalents outstanding. Fully dilluted net income (loss) per share is not included because the calculation is antidillutive.

3. INCOME TAXES
--------------------------------------------------------------------------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

As of July 31, 1996, net operating loss carryforwards totaled approximately $2,177,000, and expire through the year 2011. Accordingly, income taxes on income generated during the six month and three month periods ended January 31, 1997 and 1996 have been offset by the available net operating loss carryforwards.

4. ACQUISITIONS
--------------------------------------------------------------------------------
On August 22, 1996, the Company purchased the operations of four preschool centers in the Phoenix, Arizona metropolitan area. The consideration paid by the Company in connection with this acquisition was $775,000, of which $350,000 was paid at the closing of the purchase on August 22, 1996, and $425,000 was a note payable. The purchase of these centers was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Pro forma information for the six month periods ended January 31, 1997 and 1996 follows:


             Sunrise Educational Services, Inc. and Subsidiary
           Unaudited Pro Forma Condensed Consolidated Income Statement
               For the Six Months Ended January 31, 1997 and 1996
                     (In thousands, except per share data)

                                                              1997        1996
                                                              ----        ----
Operating Revenues                                         $ 6,457      $ 5,422

Operating Expenses                                           6,480        5,322
                                                           -------      -------

Income from Operations                                         (23)         100

Non-operating Income (Expense)                                  45           (7)
                                                           -------      -------

Net Income                                                 $    22      $    93
                                                           =======      =======

Net Income Available for Common Stock                      $  (244)     $    18
                                                           =======      =======
Net Income per Common Share and Common Share
  Equivalent                                               $ (0.08)     $  0.01
                                                           =======      =======
                                                             3,021        2,957
                                                           =======      =======

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
On January 24, 1997, the stockholders of the Company approved a proposal to change the Company's name from Sunrise Preschools, Inc. to Sunrise Educational Services, Inc. This change was made to reflect the widened area of services provided by the Company through it's Sunrise Preschools, Suncrest Private Schools and Sunburst Child Care divisions, and any subsequent direction the Company takes relative to educational services provided.

On January 31, 1997, the Company operated 36 child care centers versus 27 centers as of January 31, 1996. The increase in the number of centers was the result of the Company purchasing the operations of six centers in Arizona (five of which were previously operating and one of which was newly opened) and one center in Colorado, opening one newly constructed center in Arizona, and assuming management of one newly opened center in Wisconsin. During the first six months of fiscal 1996, the Company purchased the operations of two centers in Colorado.

SIX MONTHS ENDED JANUARY 31, 1997 I(FIRST SIX MONTHS OF FISCAL 1997) COMPARED TO SIX MONTHS ENDED JANUARY 31, 1996 I(FIRST SIX MONTHS OF FISCAL 1996)
--------------------------------------------------------------------------------
Operating revenue - Operating revenue for the first six months of fiscal 1997 was $6,342,854, an increase of $1,603,093, or 33.8% from revenue of $4,739,761 for the first six months of fiscal 1996. Of this increase, $1,415,120 was due to the inclusion of revenues of the acquired and newly opened centers, and $187,973 was due to a 4.0% increase in same-center revenues. The increase in same-center revenues was due to a moderate tuition increase, but was offset by a large decrease in child attendance during the Christmas and New Year's holiday periods. Due to the timing of the holidays this year (both Christmas and New Year's fell on Wednesdays), many children were absent from the centers for the entire holiday weeks rather than for just one or two days each week. This decrease in attendance had a significant negative impact on revenues during the holiday period. Revenues at three of the acquired centers were negatively impacted by a change in the regulations for reimbursement for food costs under the USDA Food Program. This change resulted in Food Program revenues at these centers being approximately $50,000 lower than they would have been otherwise.

Operating expenses - Operating expenses for the first six months of fiscal 1997 were $6,388,501 (100.7% of operating revenue), an increase of $1,619,048 or 33.9% from operating expenses of $4,769,453 (100.6% of operating revenue) for the first six months of fiscal 1996. Of this increase, $1,590,075 was due to the acquired and newly opened centers. The remaining increase was due to increases in payroll and general and administrative costs, partially offset by a decrease in facilities and maintenance expenses.

     Payroll - Payroll expense for the first six months of fiscal 1997 was $3,217,165 (50.7% of operating revenue), an increase of $891,848 or 38.4% from payroll expense of $2,325,317 (49.1% of operating revenue) for the first six months of fiscal 1996. Of this increase, $755,845 was due to the acquired and newly opened centers, $13,686 was for additional corporate staff added in connection with the Company's expansion program, and $122,317 was for increased same-center salaries due to slightly higher average salaries.

     Facilities and maintenance - Facilities and maintenance costs for the first six months of fiscal 1997 were $2,265,666 (35.7% of operating revenue), an increase of $478,213 or 26.8% from facilities and maintenance costs of $1,787,453 (37.7% of operating revenue) during the first six months of fiscal 1996. This increase was due to $524,201 in costs at the acquired and newly opened centers, an increase in equipment lease expense of $37,776, and an increase in depreciation and amortization of $32,777. These increases were offset by a $54,831 decrease in rent expense, a decrease in cleaning and maintenance services costs of $37,817 due to a change in the contractor used by the Company to provide cleaning and maintenance services, and a decrease in other facilities and maintenance costs of $23,893.

SIX MONTHS ENDED JANUARY 31, 1997 I(FIRST SIX MONTHS OF FISCAL 1997) COMPARED TO SIX MONTHS ENDED JANUARY 31, 1996 I(FIRST SIX MONTHS OF FISCAL 1996) (CONTINUED)
--------------------------------------------------------------------------------
In the first six months of fiscal 1996, rent expense included $97,581 of deferred sublease payments payable by Preschool Services, Inc. ("PSI"). In the fourth quarter of fiscal 1996, the Company established a reserve for rental commitments related to the remaining lease payments due by PSI. Future unpaid sublease payments are offset against this reserve rather than being charged to rent expense. This resulted in a decrease in rent expense in the first six months of fiscal 1997 of $97,581, partially offset by an increase of $42,750 in same-center rents due to moderate rent increases at several of the centers.

      General and adminstrative - General and administrative expenses for the first six months of fiscal 1997 were $905,670 (14.3% of operating revenue), an increase of $248,987, or 37.9%, from general and administrative expenses of $656,683 (13.9% of operating revenue) during the first six months of fiscal 1996. Of this increase, $189,646 was attributable to the acquired and newly opened centers. In addition, advertising costs increased $66,859 due to continuance of a multi-media advertising program into the Fall, and higher yellow pages costs as a result of the new centers. This was partially offset by a decrease of $30,770 in insurance costs. The remaining increase was due to moderate increases in other general and administrative costs such as office supplies and bank charges.

Net Income - Net income for the first six months of fiscal 1997 was $2,601 compared to net loss of $20,927 for the first six months of fiscal 1996, primarily due to improved same-center operations and the reduction in rent expense, partially offset by lower child attendance during the Christmas and New Year's holiday periods.

THREE MONTHS ENDED JANUARY 31, 1997 I(SECOND QUARTER OF FISCAL 1997) COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996 (SECOND QUARTER OF FISCAL 1996)
--------------------------------------------------------------------------------
Operating revenue - Operating revenue for the second quarter of fiscal 1997 was $3,100,226, an increase of $796,011, or 34.5% from revenue of $2,304,215 for the second quarter of fiscal 1996. Of this increase, $737,474 was due to the inclusion of revenues of the acquired and newly opened centers, and $58,537 was due to a 2.6% increase in same-center revenues. The increase in same-center revenues was due to a moderate tuition increase, but was offset by a large decrease in child attendance during the Christmas and New Year's holiday periods. Due to the timing of the holidays this year (both Christmas and New Year's fell on Wednesdays), many children were absent from the centers for the entire holiday weeks rather than for just one or two days each week. This decrease in attendance had a significant negative impact on revenues during the holiday period. Revenues at three of the acquired centers were negatively impacted by a change in the regulations for reimbursement for food costs under the USDA Food Program. This change resulted in Food Program revenues at these centers being approximately $25,000 lower than they would have been otherwise.

Operating expenses - Operating expenses for the second quarter of fiscal 1997 were $3,264,451 (105.3% of operating revenue), an increase of $851,396 or 35.3% from operating expenses of $2,413,055 (104.7% of operating revenue) for the second quarter of fiscal 1996. Of this increase, $772,452 was due to the acquired and newly opened centers. The remaining increase was due to moderate increases in payroll, facilities and maintenance, and general and administrative expenses.

      Payroll - Payroll expense for the second quarter of fiscal 1997 was $1,602,244 (51.7% of operating revenue), an increase of $414,337 from payroll expense of $1,187,907 (51.6% of operating revenue) for the second quarter of fiscal 1996. Of this increase, $390,927 was due to the acquired and newly opened centers. The remaining $23,410 increase was due to slightly higher average salaries, partially offset by a decrease in hours worked during the Christmas and New Year's holiday periods due to lower child attendance.

THREE MONTHS ENDED JANUARY 31, 1997 I(SECOND QUARTER OF FISCAL 1997) COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996 I(SECOND QUARTER OF FISCAL 1996) (CONTINUED)
--------------------------------------------------------------------------------
      Facilities and maintenance - Facilities and maintenance costs for the second quarter of fiscal 1997 were $1,180,054 (38.1% of operating revenue), an increase of $300,138 or 34.1% from facilities and maintenance costs of $879,916 (38.2% of operating revenue) during the second quarter of fiscal 1996. This increase was due to $286,715 in costs at the acquired and newly opened centers, an increase in equipment lease expense of $25,052, and an increase in depreciation and amortization of $19,099. These increases were offset by a $17,822 decrease in rent expense and a decrease in other facilities and maintenance costs, (primarily building maintenance and cleaning expenses) of $12,906.

     In the second quarter of fiscal 1996, rent expense included $48,385 of deferred sublease payments payable by PSI. In the fourth quarter of fiscal 1996, the Company established a reserve for rental commitments related to the remaining lease payments due by PSI. Future unpaid sublease payments are offset against this reserve rather than being charged to rent expense. This resulted in a decrease in rent expense in the second quarter of fiscal 1997 of $48,385, partially offset by an increase of $30,563 in same-center rents due to moderate rent increases at several of the centers.

      General and adminstrative - General and administrative expenses for the second quarter of fiscal 1997 were $482,153 (15.6% of operating revenue), an increase of $136,921, or 39.7%, from general and administrative expenses of $345,232 (15.0% of operating revenue) during the first three months of fiscal 1996. Of this increase, $94,810 was attributable to the acquired and newly opened centers. In addition, advertising costs increased $26,240 due to continuance of a multi-media advertising program into the Fall, and higher yellow pages costs as a result of the new centers. The remaining increase was due to moderate increases in other general and administrative costs such as office supplies and bank charges.

Net Income - Net loss for the second quarter of fiscal 1997 was $133,604 compared to a loss of $92,627 for the second quarter of fiscal 1996, primarily due to lower than normal child attendance over the Christmas and New Year's holiday periods.

TRENDS
--------------------------------------------------------------------------------
Due to a moderate October tuition increase and continued tight management of costs, same-center operating results continued to improve over last year. Operations at the two newly opened centers continue to improve as these centers move through their initial "ramp-up" phase. In addition, profitability should improve as the acquired centers are fully integrated into the Company. The decrease in child attendance over the holiday period, while having a negative impact on the second quarter's operating results, should not have an impact on future periods.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Net cash used in operating activities for the first quarter of fiscal 1997 was $235,555. Cash was sufficient to meet the normal operating requirements of the Company. Due to the Company's purchase of four child care centers in August, 1996, and amounts spent to upgrade the existing equipment at the acquired centers as well as to equip the newly opened centers, working capital decreased by $700,439, from $1,904,621 at July 31, 1996 to $1,204,182 at January 31, 1997.

Net cash used in investing activities was $694,189, consisting of purchases of property and equipment totaling $496,691, and $494,264 in costs related to the centers acquired by the Company in August. These uses were partially offset by $296,766 in proceeds from the sale and leaseback of a portion of the equipment purchased over the past six months.

--------------------------------------------------------------------------------
Net cash used in financing activities was $164,378, consisting of additional notes payable of $54,408 for the purchase of vehicles and $50,000 in borrowings under the Company's working capital credit line, offset by repayments of notes payable and capital leases of $123,182 and payment of dividends on Series B and C Preferred Stock of $145,604. Dividends payable on Series B and C Preferred Stock as of January 31, 1997 were $44,367.

The Company is current on all principal and interest payments on its notes payable and capital leases. The Company has two lines of credit with a financial institution totaling $500,000: 1) a $250,000 revolving working capital line, bearing interest at prime (8.25% at January 31, 1997) plus 1.00%, and; 2) a $250,000 nonrevolving line of credit for the purchase of vehicles and equipment, bearing interest at prime plus 1.25%. These lines of credit are renewable each year on January 31, and are secured by the Company's accounts receivable, inventory, furniture, vehicles and equipment.

The Company currently expects that it will be able to renew the lines of credit under similar terms upon their maturity in January of 1998. However, if the lines of credit are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

The Company plans to open several additional centers in the Summer and Fall 1997. Under current plans, one of these centers will be an on-site center at the corporate headquarters of Swift Transportation Company, Inc. The other new centers to be opened by the Company will be constructed by a third party and the Company will then enter into long term leases for the land and buildings. Preopening costs of a center normally range between $90,000 and $110,000 per center. Management expects cash generated from operations and cash on hand to be sufficient to satisfy the needs at its existing schools for the next 12 months and to open the new centers as planned.

The Company is also considering various additional acquisitions of established child care centers operated in the southwestern United States, as well as in other geographic areas. The Company intends to finance these acquisitions through a combination of cash and long-term notes.

PART II   OTHER INFORMATION

Items 1-3 Not applicable

Item 4    Submission of Matters to a Vote of Security Holders

          The 1996 Annual Meeting of Stockholders was held on January 24, 1997. At the meeting, James R. Evans was elected to serve on the Board of Directors for a three-year term. The stockholders also ratified a proposal to change the name of the company from Sunrise Preschools, Inc. to Sunrise Educational Services, Inc. The number of shares represented in person or by proxy at the meeting was 4,511,925. Based on the shares represented at the meeting, voting results were as follows:

            For James R. Evans      4,409,045    -   97.72%

            Withheld                  102,880    -    2.28%

            For the Name Change     4,416,271    -   97.88%

            Withheld                   95,654    -    2.12%

          The terms of office for Barbara L. Owens, Dr. Richard H. Hinze and Robert A. Rice continued after the meeting.

Items 5   Not applicable

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 11 - Statement Re: Computation of per share earnings

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               A report on Form 8-K was filed on February 25, 1997 to report the name change from Sunrise Preschools, Inc. to Sunrise Educational Services, Inc

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SUNRISE EDUCATIONAL SERVICES, INC.

Date: March 7, 1997            By: /s/ James R. Evans
     --------------               ----------------------------------
                                  James R. Evans
                                  Chairman of the Board of Directors
                                  and President (Principal Executive
                                  Officer)


       Signature                     Capacity                          Date
       ---------                     --------                          ----

/s/Ronald J. O'Connor    Controller (Principal Financial           March 7, 1997
----------------------   Officer,Principal Accounting Officer)     -------------
   Ronald J. O'Connor