Form 10QSB
period 1997-04-30
SUNRISE EDUCATIONAL SERVICES INC
filed 1997-06-13
CIK 818695

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended    April 30, 1997
                      -----------------

Commission File Number   0-16425
                      -----------------


                       SUNRISE EDUCATIONAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               86-0532619
 ------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


        9128 East San Salvador Road, Suite 200, Scottsdale, Arizona 85258
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (602) 860-1611
                 -----------------------------------------------
                 (Issuers telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                YES   X
                                    -----
                                NO
                                    -----

The number of shares of the Company's Common Stock outstanding as of May 30, 1997 1997 was 3,154,526 shares.

                       SUNRISE EDUCATIONAL SERVICES, INC.

                                TABLE OF CONTENTS


                                                               Page
===================================================================

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements

           Consolidated Balance Sheets
             April 30, 1997 and July 31, 1996                    3

           Consolidated Statements of Operations
             For the Nine Months and Three Months Ended
             April 30, 1997 and 1996                             4

           Consolidated Statements of Cash Flows
             For the Nine Months Ended
             April 30, 1997 and 1996                             5

           Notes to Consolidated Financial Statements            6

     Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                       8


PART II OTHER INFORMATION

     Item 6 Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                      13

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                Sunrise Educational Services, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                 April 30, 1997  July 31, 1996
==============================================================================================
                                    ASSETS                         (Unaudited)
Current Assets
  Cash and Cash Equivalents                                       $ 1,807,270   $ 2,630,616
  Accounts Receivable, net of allowance for doubtful accounts of
    $12,000 at April 30, 1997 and July 31, 1996                       621,273       387,775
  Prepaid Expenses                                                    268,418       149,458
  Deferred Tax Asset, current portion                                 138,000       138,000
  Inventory and Other Current Assets                                   33,962        27,094
----------------------------------------------------------------------------------------------
      Total Current Assets                                          2,868,923     3,332,943
Property and Equipment, net                                         1,647,053     1,386,687
Property and Equipment Held for Lease, net                            382,770       367,292
Deferred Tax Asset, net of current portion                            557,000       557,000
Note Receivable from Preschool Services, Inc.                         256,251       256,251
Intangible Assets, net                                              1,298,610       733,519
Deposits and Other Assets                                             347,599       363,340
----------------------------------------------------------------------------------------------
  Total Assets                                                    $ 7,358,206   $ 6,997,032
==============================================================================================
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Line of Credit                                                  $   161,717   $   100,000
  Accounts Payable                                                    138,500       272,519
  Accrued Expenses                                                    645,715       385,036
  Dividends Payable on Preferred Stock                                 44,367        44,367
  Notes Payable and Capital Leases, current portion                   217,353       133,415
  Accrued Rental Reserve, current portion                             247,555       292,000
  Deferred Rent, current portion                                      163,000       155,982
  Deferred Gain on Sale and Leaseback of Preschool Facilities,
    current portion                                                    45,003        45,003
----------------------------------------------------------------------------------------------
      Total Current Liabilities                                     1,663,210     1,428,322
----------------------------------------------------------------------------------------------
Notes Payable and Capital Leases, net of current portion              765,355       504,654
----------------------------------------------------------------------------------------------
Accrued Rental Reserve, net of current portion                           --         126,000
----------------------------------------------------------------------------------------------
Deferred Rent, net of current portion                                 252,494       304,058
----------------------------------------------------------------------------------------------
Deferred Gain on Sale and Leaseback of Preschool Facilities, net
     of current portion                                                53,896        87,648
----------------------------------------------------------------------------------------------
Shareholders' Equity
  Preferred Stock, $1 par value - 1,000,000 shares authorized,
    857,333 shares issued and outstanding                             857,333       857,333
  Common Stock, $.01 par value - 10,000,000 shares authorized,
    3,154,526 and 2,982,968 shares issued and outstanding              31,545        29,830
    at April 30, 1997 and July 31, 1996 respectively
  Paid-in Capital                                                   7,849,031     7,609,553
  Accumulated Deficit                                              (4,114,658)   (3,950,366)
----------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                    4,623,251     4,546,350
----------------------------------------------------------------------------------------------
         Total Liabilities and Shareholders' Equity               $ 7,358,206   $ 6,997,032
==============================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.
                Sunrise Educational Services, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        For the Nine Months         For the Three Months
                                          Ended April 30,             Ended April 30,
                                     -------------------------   -------------------------
                                        1997           1996          1997        1996
==========================================================================================
Operating Revenue                    $ 9,916,217   $ 7,420,994   $ 3,573,363   $ 2,681,233
Operating Expenses
     Payroll                           4,912,098     3,612,407     1,694,933     1,287,090
     Facilities and Maintenance        3,510,622     2,728,490     1,244,956       941,037
     General and Administrative        1,367,432     1,044,280       461,762       387,597
------------------------------------------------------------------------------------------
         Total Operating Expenses      9,790,152     7,385,177     3,401,651     2,615,724
------------------------------------------------------------------------------------------
Income from Operations                   126,065        35,817       171,712        65,509
Non-operating Income (Expense)
     Interest Income (Expense), net       (1,469)       47,684       (10,091)       42,019
     Other Income (Expense), net         110,412         2,771        70,786          (329)
------------------------------------------------------------------------------------------
         Total Non-operating Income      108,943        50,455        60,695        41,690
------------------------------------------------------------------------------------------
Net Income                           $   235,008   $    86,272   $   232,407   $   107,199
==========================================================================================
Net Income (Loss) Available for
   Common Stock                      $  (164,292)  $  (120,466)  $    99,307   $   (24,710)
==========================================================================================
Net Income (Loss) per Common
   Share and Common Share
   Equivalent (Note 2)
     Primary                         $     (0.05)  $     (0.04)  $      0.03   $     (0.01)
==========================================================================================
Weighted Average Number of
   Common Shares and Common
   Equivalent Shares Outstanding
     Primary                           3,025,482     2,965,725     3,182,424     2,982,968
==========================================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                Sunrise Educational Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             For the Nine Months
                                                                               Ended April 30,
                                                                            ---------------------
                                                                             1997          1996
=================================================================================================
Cash Flows from Operating Activities
  Net Income                                                         $   235,008   $    86,272
  Adjustments to Reconcile Net Income to
    Net Cash Provided by (Used in) Operating Activities
      Depreciation and Amortization                                      505,820       243,864
      Amortized Gain on Sale of Real Estate                              (33,752)      (33,752)
      Deferred Rent                                                      (44,546)      (53,252)
      Provision for Doubtful Accounts                                     69,527        55,977
      Gain on Disposal of Property and Equipment                         (43,185)       (3,100)
      Gain on Refinancing                                                (67,227)         --
      Changes in Assets and Liabilities, net of effect of
       businesses acquired:
         Increase in Accounts Receivable                                (303,025)     (143,510)
         Increase in Prepaid Expenses                                   (118,960)      (78,527)
         Increase in Inventory and Other Current Assets                   (6,868)      (16,309)
         (Increase) Decrease in Deposits and Other Assets                 15,741      (257,065)
         Increase (Decrease) in Accounts Payable                        (134,019)       37,566
         Increase in Accrued Expenses                                    260,679       129,092
         Decrease in Accrued Rental Reserve                             (170,445)         --
----------------------------------------------------------------------------------------------
             Total Adjustments                                           (70,260)     (119,016)
----------------------------------------------------------------------------------------------
                Net Cash Provided by (Used in) Operating Activities      164,748       (32,744)
----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Acquisition of Child Care Centers                                     (494,264)     (537,199)
  Registration of New Tradenames                                         (17,555)         --
  Purchases of Property and Equipment                                   (695,113)     (500,623)
  Proceeds from Disposal of Property and Equipment                       328,362         8,000
----------------------------------------------------------------------------------------------
      Net Cash Used in Investing Activities                             (878,570)   (1,029,822)
----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from Exercise of Warrants                                        --          40,404
  Proceeds from Sale of Preferred Stock                                     --       4,339,675
  Payment of Dividends                                                  (158,107)     (428,205)
  Proceeds from Notes Payable                                          1,113,658       140,736
  Borrowings on Lines of Credit                                           61,717          --
  Payments on Notes Payable and Capital Leases                        (1,126,792)     (111,029)
----------------------------------------------------------------------------------------------
      Net Cash Provided by (Used in) Financing Activities               (109,524)    3,981,581
-------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                    (823,346)    2,919,015

Cash and Cash Equivalents, beginning of period                         2,630,616       581,311
----------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                             $ 1,807,270   $ 3,500,326
==============================================================================================
Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Period for Interest                           $    41,222   $    23,290
  Payment of Stock Dividends                                             241,193          --
  Note Payable Issued for Acquisition of Child Care Centers              425,000          --
==============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                Sunrise Educational Services, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 April 30, 1997
                                   (Unaudited)

1.   BASIS OF PRESENTATION
--------------------------------------------------------------------------------
     The fiscal year of Sunrise Educational Services, Inc. (the "Company") consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year, and the third quarter ends on the Saturday nearest April 30. However, for clarity of presentation, all information has been presented as if the third quarter ended on April 30 and the fiscal year ended on July 31.

     The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and cash flows for the nine month and three month periods ended April 30, 1997 and 1996.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces the current presentation of earnings per share with a dual presentation of Basic Earnings per share ("Basic EPS") and diluted Earnings per Share ("Diluted EPS"). the company does not believe that the adoption of SFAS 128 will have a material impact on its financial condition or results of operations.

3.   INCOME TAXES
--------------------------------------------------------------------------------
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     As of July 31, 1996, net operating loss carryforwards totaled approximately $2,177,000, and expire through the year 2011. Accordingly, income taxes on income generated during the nine month and three month periods ended April 30, 1997 and 1996 have been offset by the available net operating loss carryforwards.

4.   Acquisitions
--------------------------------------------------------------------------------
     On August 22, 1996, the Company purchased the operations of four preschool centers in the Phoenix, Arizona metropolitan area. The consideration paid by the Company in connection with this acquisition was $775,000, of which $350,000 was paid at the closing of the purchase on August 22, 1996, and $425,000 was a note payable. The purchase of these centers was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Pro forma information for the nine month periods ended April 30, 1997 and 1996 follows:

               Sunrise Educational Services, Inc. and Subsidiary
          Unaudited Pro Forma Condensed Consolidated Income Statements
                For the Nine Months Ended April 30, 1997 and 1996
                      (In thousands, except per share data)


                                                    1997        1996
                                                  ------------------

     Operating Revenues                           10,030       8,446

     Operating Expenses                            9,882       8,214
                                                  ------       -----
     Income from Operations                          148         232

     Non-operating Income (Expense)                  106          26
                                                  ------       -----
              Net Income                             254         258
                                                  ======       =====
              Net Income (Loss) Available for
                 Common Stock                       (145)         52
                                                  ======       =====
              Net Income (Loss) per Common
                 Share and Common Share
                 Equivalent                        (0.05)       0.02
                                                  ======       =====
              Average Shares Outstanding           3,025       2,966
                                                  ======       =====

               Sunrise Educational Services, Inc. and Subsidiary
           Unaudited Pro Forma Condensed Consolidated Income Statement
                    For the Nine Months Ended April 30, 1997
                      (In thousands, except per share data)


                                     Historical
                                 ------------------
                                            Selling    Pro Forma     Pro Forma
                                 Sunrise    Parties  Adjustments(1)   Combined
                                 -------    -------  --------------   --------
Operating Revenues               $9,916      $114       $ --          $10,030

Operating Expenses                9,790       100         (8)           9,882
                                 ------      ----       ----          -------

Income from Operations              126        14          8              148

Non-operating Income (Expense)      109        --         (3)             106
                                 ------      ----       ----          -------

  Net Income                     $  235      $ 14       $  5          $   254
                                 ======      ====       ====          =======
  Net Income  (Loss) Available
     for Common Stock            $ (164)                              $  (145)
                                 ======                               =======
  Net Income (Loss) per Common
     Share and Common Share
     Equivalent                  $(0.05)                              $ (0.05)
                                 ======                               =======

  Average Shares Outstanding      3,025                                 3,025
                                 ======                               =======

(1) Pro forma adjustments to the unaudited pro forma condensed consolidated income statements consisted of reducing payroll costs by the amount of salaries paid to the seller, increasing facilities and maintenance costs for depreciation and amortization of the acquired assets, and increasing interest expense for the note payable.

================================================================================

               Sunrise Educational Services, Inc. and Subsidiary
           Unaudited Pro Forma Condensed Consolidated Income Statement
                    For the Nine Months Ended April 30, 1996
                      (In thousands, except per share data)


                                     Historical
                                 -------------------
                                            Selling     Pro Forma      Pro Forma
                                 Sunrise    Parties    Adjustments(1)  Combined
                                 -------    -------    --------------  --------
Operating Revenues               $7,421     $1,025         $ --          $8,446

Operating Expenses                7,385        904          (75)          8,214
                                 ------     ------         ----          ------

Income from Operations               36       121            75             232

Non-operating Income (Expense)       50        --           (24)             26
                                 ------     -----          ----          ------

  Net Income                     $   86     $ 121          $ 51          $  258
                                 ======     =====          ====          ======
  Net Income Available for
     Common Stock                $ (120)                                 $   52
                                 ======                                  ======
  Net Income per Common
     Share and Common Share
     Equivalent                   (0.04)                                  0.02
                                =======                                =======

  Average Shares Outstanding      2,966                                  2,966
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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
================================================================================
On April 30, 1997, the Company operated 36 child care centers versus 29 centers as of April 30, 1997, 1996. The increase in the number of centers was the result of the Company purchasing the operations of five centers in Arizona (four of which were previously operating and one of which was newly opened), opening one newly constructed center in Arizona, and assuming management of one newly opened center in Wisconsin. During the first nine months of fiscal 1996, the Company purchased the operations of three centers in Colorado and one center in Arizona.

NINE MONTHS ENDED APRIL 30, 1997 (FIRST NINE MONTHS OF FISCAL 1997) COMPARED TO NINE MONTHS ENDED APRIL 30, 1996 (FIRST NINE MONTHS OF FISCAL 1996)
--------------------------------------------------------------------------------
OPERATING REVENUE -- Operating revenue for the first nine months of fiscal 1997 was $9,916,217 an increase of $2,495,223, or 33.6% from revenue of $7,420,994 for the first nine months of fiscal 1996. Of this increase, $2,262,818 was due to the inclusion of revenues of the acquired and newly opened centers, and $232,405 was due to a 3.2% increase in same-center revenues. The increase in same-center revenues was due to a moderate tuition increase, but was offset by a large decrease in child attendance during the Christmas and New Year's holiday periods. Due to the timing of the holidays this year (both Christmas and New Year's fell on Wednesdays), many children were absent from the centers for the entire holiday weeks rather than for just one or two days each week. This decrease in attendance had a significant negative impact on revenues during the holiday period. Revenues at three of the acquired centers were negatively impacted by a change in the regulations for reimbursement for food costs under the USDA Food Program. This change resulted in Food Program revenues at these centers being approximately $75,000 lower than they would have been otherwise.

OPERATING EXPENSES -- Operating expenses for the first nine months of fiscal 1997 were $9,790,152 (98.7% of operating revenue), an increase of $2,404,975 or 32.6% from operating expenses of $7,385,177 (99.5% of operating revenue) for the first nine months of fiscal 1996. Of this increase, $2,257,007 was due to the acquired and newly opened centers. The remaining increase was due to increases in payroll and general and administrative costs, partially offset by a decrease in facilities and maintenance expenses.

     PAYROLL -- Payroll expense for the first nine months of fiscal 1997 was $4,912,098 (49.5% of operating the acquired and newly opened centers, $51,052 was for additional corporate staff added in connection with the Company's expansion program, and $92,981 was for increased same-center salaries due to slightly higher average salaries.

     FACILITIES AND MAINTENANCE -- Facilities and maintenance costs for the first nine months of fiscal 1997 were $3,510,622 (35.4% of operating revenue), an increase of $782,132 or 28.7% from facilities and maintenance costs of $2,728,490 (36.8% of operating revenue) during the first nine months of fiscal 1996. This increase was due to $820,308 in additional costs at the acquired and newly opened centers, an increase in equipment lease expense of $70,763, and an increase in amortization of $81,108. These increases were offset by a $121,620 decrease in rent expense, a decrease in cleaning and maintenance services costs of $57,740 due to a change in the contractor used by the Company to provide cleaning and maintenance services, and a decrease in other facilities and maintenance costs of $10,687.

NINE MONTHS ENDED APRIL 30, 1997 (FIRST NINE MONTHS OF FISCAL 1997) COMPARED TO NINE MONTHS ENDED APRIL 30, 1996 (FIRST NINE MONTHS OF FISCAL 1996) (CONTINUED)
--------------------------------------------------------------------------------
     In the first nine months of fiscal 1996, rent expense included $140,007 of deferred sublease payments payable by Preschool Services, Inc. ("PSI"). In the fourth quarter of fiscal 1996, the Company established a reserve for rental commitments related to the remaining lease payments due by PSI. Future unpaid sublease payments are offset against this reserve rather than being charged to rent expense. This resulted in a decrease in rent expense in the first nine months of fiscal 1997 of $140,007, partially offset by an increase of $18,387 in same-center rents due to moderate rent increases at several of the centers.

     GENERAL AND ADMINISTRATIVE -- General and administrative expenses for the first nine months of fiscal 1997 were $1,367,432 (13.8% of operating revenue), an increase of $323,152, or 30.9%, from general and administrative expenses of $1,044,280 (14.1% of operating revenue) during the first nine months of fiscal 1996. Of this increase, $281,041 was attributable to the acquired and newly opened centers. In addition, advertising costs increased $67,805 due to continuance of a multi-media advertising program into the Fall, and higher yellow pages costs as a result of the new centers. This was partially offset by a decrease of $57,660 in insurance costs. The remaining increase was due to moderate increases in other general and administrative costs such as office supplies, professional fees and bank charges.

OTHER INCOME -- Other income included a gain of $67,227 as a result of the Company's refinancing of debt.

NET INCOME -- Net income for the first nine months of fiscal 1997 was $235,008 compared to net income of $86,272 for the first nine months of fiscal 1996, primarily due to improved same-center operations and the reduction in rent expense, partially offset by lower child attendance during the Christmas and New Year's holiday periods.

THREE MONTHS ENDED APRIL 30, 1997 (THIRD QUARTER OF FISCAL 1997) COMPARED TO THREE MONTHS ENDED APRIL 30, 1996 (THIRD QUARTER OF FISCAL 1996)
--------------------------------------------------------------------------------
OPERATING REVENUE -- Operating revenue for the third quarter of fiscal 1997 was $3,573,363, an increase of $892,130 or 33.3% from revenue of $2,681,233 for the third quarter of fiscal 1996. Of this increase, $847,698 was due to the inclusion of revenues of the acquired and newly opened centers, and $44,432 was due to a 1.8% increase in same-center revenues due to a moderate tuition increase. Revenues at three of the acquired centers were negatively impacted by a change in the regulations for reimbursement for food costs under the USDA Food Program. This change resulted in Food Program revenues at these centers being approximately $25,000 lower than they would have been otherwise.

OPERATING EXPENSES -- Operating expenses for the third quarter of fiscal 1997 were $3,401,651 (95.2% of operating revenue), an increase of $785,927 or 30.0% from operating expenses of $2,615,724 (97.6% of operating revenue) for the third quarter of fiscal 1996. This increase was due to $787,315 at the acquired and newly opened centers. This was partially offset by a decrease in general and administrative costs.

     PAYROLL -- Payroll expense for the third quarter of fiscal 1997 was $1,694,933 (47.4% of operating revenue), an increase of $407,843 from payroll expense of $1,287,090 (48.0% of operating revenue) for the third quarter of fiscal 1996. Of this increase, $399,813 was due to the acquired and newly opened centers. The remaining $8,030 increase was due to slightly higher average salaries and higher corporate costs due to the Company's expansion program.

THREE MONTHS ENDED APRIL 30, 1997 (THIRD QUARTER OF FISCAL 1997) COMPARED TO THREE MONTHS ENDED APRIL 30, 1996 (THIRD QUARTER OF FISCAL 1996) (CONTINUED)
--------------------------------------------------------------------------------
     FACILITIES AND MAINTENANCE -- Facilities and maintenance costs for the third quarter of fiscal 1997 were $1,244,956 (34.8% of operating revenue), an increase of $303,919 or 32.3% from facilities and maintenance costs of $941,037 (35.1% of operating revenue) during the third quarter of fiscal 1996. This increase was due to $296,107 in increased costs at the acquired and newly opened centers, an increase in equipment lease expense of $32,987, and an increase in amortization of $28,497. These increases were partially offset by a $32,229 decrease in rent expense and a decrease in other facilities and maintenance costs (primarily building maintenance and cleaning expenses) of $21,443.

     In the third quarter of fiscal 1996, rent expense included $42,426 of deferred sublease payments payable by PSI. In the fourth quarter of fiscal 1996, the Company established a reserve for rental commitments related to the remaining lease payments due by PSI. Future unpaid sublease payments are offset against this reserve rather than being charged to rent expense. This resulted in a decrease in rent expense in the third quarter of fiscal 1997 of $42,426, partially offset by an increase of $10,197 in same-center rents due to moderate rent increases at several of the centers.

     GENERAL AND ADMINSTRATIVE -- General and administrative expenses for the third quarter of fiscal 1997 were $461,762 (12.9% of operating revenue), an increase of $74,165 or 19.1% from general and administrative expenses of $387,597 (14.5% of operating revenue) during the first three months of fiscal 1996. This increase was attributable to $91,395 at the acquired and newly opened centers, partially offset by decreases in other general and administrative costs such as insurance.

OTHER INCOME -- Other income included a gain of $67,227 as a result of the Company's refinancing of debt.

NET INCOME -- Net income for the third quarter of fiscal 1997 was $232,407 compared to net income of $107,199 for the third quarter of fiscal 1996, primarily due to the profitability of the acquired and newly opened centers.

TRENDS
--------------------------------------------------------------------------------
Due to a moderate October tuition increase and continued tight management of costs, same-center operating results continued to improve over last year. Operations at the company's two newly opened centers continue to improve as these centers move through their initial "ramp-up" phase. In addition, profitability should improve as the acquired centers become more fully integrated into the Company.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Net cash provided by operating activities for first nine months of fiscal 1997 was $164,748. Cash was sufficient to meet the normal operating requirements of the Company. Due to the Company's purchase of four child care centers in August, 1996, and amounts spent to upgrade the existing equipment at the acquired centers as well as to equip the newly opened centers, working capital decreased by $739,713, from $1,904,621 at July 31, 1996 to $1,205,713 at April 30, 1997.

Net cash used in investing activities was $878,570, consisting of purchases of property and equipment totaling $695,113, $494,264 in costs related to the centers acquired by the Company in August, and $17,555 spent to register the Company's new trade name. These uses were partially offset by $328,362 in proceeds, primarily from the sale and leaseback of a portion of the equipment purchased over the past nine months.

--------------------------------------------------------------------------------
Net cash used in financing activities was $109,524. As a result of new credit facilities with its bank, the Company refinanced all of its outstanding capital leases and notes payable to obtain a more favorable average interest rate. As a result, proceeds from notes payable totaled $1,113,658, offset by $1,126,792 in repayments to retire the Company's previously outstanding debt. Net borrowings on the Company's seasonal working capital credit facility totaled $61,717, and payment of dividends on Series B and C Preferred Stock were $158,107. Dividends payable on Series B and C Preferred Stock as of April 30, 1997 were $44,367.

The Company is current on all principal and interest payments on its notes payable and capital leases. The Company has four lines of credit with a financial institution totaling $3,000,000: 1) a $500,000 revolving working capital line, bearing interest at prime (8.25% at April 30, 1997) plus 1.50%; 2) a $500,000 nonrevolving line of credit for the purchase of vehicles and equipment, bearing interest at prime plus 1.75%; 3) a $1,000,000 nonrevolving line of credit for acquisition financing: and 4) a $1,000,000 term loan to refinance the Company's existing notes payable and capital leases at a more favorable average interest rate. These lines of credit are renewable each year on April 30, and are secured by the Company's accounts receivable, inventory, furniture, vehicles and equipment.

The Company currently expects that it will be able to renew the lines of credit under similar terms upon their maturity in April of 1998. However, if the lines of credit are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

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

             (a)  Exhibits

                  Exhibit 11 - Statement Re: Computation of per share earnings

                  Exhibit 27 - Financial Data Schedule

             (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended April 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SUNRISE EDUCATIONAL SERVICES, INC.



Date: May 30, 1997         By: /s/ James R. Evans
     --------------           -----------------------------------
                               James R. Evans
                               Chairman of the Board of Directors
                               and President (Principal Executive
                               Officer)



     Signature                     Capacity                          Date
     ---------                     --------                          ----

/s/ Barbara L. Owens           Executive Vice President          May 30, 1997
---------------------------    (Principal Financial Officer,
    Barbara L. Owens           Principal Accounting Officer)