Form 10KSB40
period 1997-08-02
SUNRISE EDUCATIONAL SERVICES INC
filed 1997-10-29
CIK 818695

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 2, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                   ------------     ------------

                         COMMISSION FILE NUMBER: 0-16425

                       SUNRISE EDUCATIONAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                              86-0532619
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

           9128 E. SAN SALVADOR, SUITE 200, SCOTTSDALE, ARIZONA 85258
           ----------------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number:(602) 860-1611
                              ---------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                          --------
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                    Series C Preferred Stock, $1.00 par value

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year were: $14,647,287.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price on October 3, 1997, was approximately $4,726,207. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 3, 1997, 4,335,095 shares of Common Stock, $.01 par value, were outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                            LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV herein on page number 51.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ]  No [X]
================================================================================

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I   ................................................................  3
         Item 1.  Business...............................................  3
         Item 2.  Properties............................................. 12
         Item 3.  Legal Proceedings...................................... 12
         Item 4.  Submission of Matters to a Vote of Security Holders.... 12

PART II  ................................................................ 13
         Item 5.  Market for Registrant's Common Equity and Related
                   Stockholders Matters.................................. 13
         Item 6.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................... 14
         Item 7.  Financial Statements and Supplementary Data............ 20
         Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure................... 41

PART III ................................................................ 41
         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                   Exchange Act.......................................... 41
         Item 10. Executive Compensation................................. 43
         Item 11. Security Ownership of Certain Beneficial Owners
                   and Management........................................ 48
         Item 12. Certain Relationships and Related Transactions......... 49

PART IV  ................................................................ 51
         Item 13. Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K................................... 51

SIGNATURES............................................................... 56

                                     PART I

ITEM 1.  BUSINESS.

                                 COMPANY PROFILE

         The Company was organized under Delaware law in May 1987, and is the successor to two corporations that initially operated the Company's child care centers. Venture Educational Programs, Inc. ("Venture"), an Arizona corporation, was formed in 1980. Venture operated the first two Sunrise Educational Services child care centers, which opened in September 1982 and September 1984, respectively, and also operated a child care center under another name until August 1984. An affiliated company, Sunrise Preschools, Inc., an Arizona corporation ("Sunrise Arizona"), was formed in November 1985 and operated five child care centers, which opened from January 1986 to May 1987. On May 27, 1987, Venture was merged into Sunrise Arizona, and on May 28, 1987, Sunrise Arizona was merged into the Company. The Company has one wholly owned subsidiary, Sunrise Preschools Hawaii, Inc., formed in fiscal 1990 to operate child care centers in Hawaii. Another subsidiary, Sunrise Holdings, Inc., formed in fiscal 1987 to construct the Company's child care centers, was dissolved effective September 10, 1994. In January 1997, the shareholders approved a new name for the Company, Sunrise Educational Services, Inc. The new name reflects the widened area of services provided by the Company. As used in this Annual Report, unless the context indicates otherwise, the term "Company" refers to Sunrise Educational Services, Inc., and its subsidiaries and predecessors.

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

RECENT DEVELOPMENTS

         On September 2, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Education Alternatives, Inc., a Minnesota corporation ("EAI"), and Sun Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of EAI ("SUB"), providing for the merger (the "Merger") of the Company with and into SUB with SUB remaining as a wholly owned subsidiary of EAI.

         Under the terms of the Merger Agreement, upon consummation of the Merger each outstanding share of Sunrise Common Stock will be converted into the right to receive a certain number of shares of Common Stock, par value $.01 per share, of EAI ("EAI Common Stock") as calculated pursuant to the Merger Agreement, cash in the amount of $1.92, or a combination thereof, subject to an aggregate cash consideration limit of 50% of the total consideration paid to the holders of Sunrise Common Sock in the Merger. In addition, each outstanding share of Sunrise Series C Preferred Stock will be converted into the right to receive a certain number of shares of EAI Common Stock as calculated pursuant to the Merger Agreement. Cash will be paid in lieu of the issuance of any fractional shares.

         The consummation of the Merger is subject to approval by the shareholders of EAI and the stockholders of the Company and certain other conditions, all as set forth in the Merger Agreement. The Merger Agreement contemplates that the Merger will be accounted for through the purchase method and be tax-free to the stockholders of Sunrise as to the EAI Common Stock that they receive.

                                    BUSINESS
GENERAL

         Sunrise Educational Services, Inc. operates a chain of high quality child care centers that offer comprehensive educational child care services primarily for children ages six weeks to twelve years. The Company currently owns and operates 26 child care centers and manages an additional 7 child care centers in Arizona, Hawaii, Colorado and Wisconsin. The Company offers both full and half-day programs, as well as extended hours at several of its facilities.

         The Company's strategy is to be a comprehensive provider of high quality educationally-oriented child care services in demographically desirable markets. The Company has pursued this strategy by seeking to acquire individual centers and small chains of community-based centers, by promoting and developing employer sponsored and other partnership child care programs and by assuring that its child care centers reflect quality facilities and equipment as well as innovative learning programs.

         The Company differentiates itself from most child care providers by offering a comprehensive education-based curriculum that incorporates innovative teaching techniques and programs, and by offering its parents and children modern facilities and equipment. The Company's education-based programs emphasize, among other things, the use of learning centers to enhance a child's development. The programs are designed to appeal to parents who consider education and development, rather than custodial care, as being most important in choosing a child care facility. In addition to the regular learning programs, all of the Company's child care centers offer computer-based learning programs using state-of-the-art software and a number of extra-curricular programs such as gymnastics, piano lessons and aquatic activities. Upon acquisition of new child care centers, the Company implements its learning programs and curriculum and, if necessary, updates and modernizes the equipment and facilities of the acquired centers. The Company believes that such programs and strategies contribute significantly to its revenues.

         In response to widespread demands for better public education and for more choice among public schools, a number of state legislatures have authorized independent legal entities, such as charter schools, to conduct operations separate from the surrounding public school district. In June 1997, Sunrise was selected to manage one of the largest charter schools in the State of Arizona. Sunray Charter Schools opened in September 1997, providing kindergarten through third grade classes at many of Sunrise's Arizona facilities. Sunray serves as a catalyst in attracting prospective families seeking alternatives to the public school system and a high retention of children in current preschool programs.

THE CHILD CARE INDUSTRY

         There are two primary types of child care: center-based and home-based. Center-based care is provided by churches, non-profit and for-profit entities that provide a wide variety of services ranging from custodial care to comprehensive preschool curricula. Home-based care is much less uniform than center-based care. There is usually greater dependence on the availability of and training by one or only a few adults, and facilities are less likely to be customized to the needs of children. Payment for child care services may be made completely by parents or subsidized in whole or in part by others, including governmental programs, employers and non-profit churches or community groups.

DEMOGRAPHIC TRENDS

         The for-profit child care market segment has grown substantially in the last 20 years. Prior to that time, child care was provided almost exclusively through in-home care, church-sponsored and other local non-profit facilities. Demand has increased for additional child care facilities as the result of increasing numbers of single parents, dual income families and the increasing use by many parents of quality child care programs for the educational and developmental benefit of their children. This demand is somewhat seasonal, with slightly lower enrollment levels typically experienced during July and August, as well as around holidays, such as Christmas. National and regional chains and other independent for-profit child care centers compete to meet these needs.

CHILD CARE CENTER OPERATIONS

         Consistent with the Company's strategic emphasis on high quality child care, the Company's operations are designed to appeal to parents who want innovative learning programs emphasizing child development offered in modern facilities. The Company's approach to its operations includes the following concepts:

                  FACILITIES. Facilities are designed with a number of features that promote a positive atmosphere for child development, as well as efficient adult child interaction and observation. The Company's child care center design incorporates individual classrooms and provides a quiet atmosphere within each classroom while still allowing free movement from activity to activity. An abundance of windows gives the facility an open, airy and clean appearance. Most of the Company's child care facilities have observation rooms for parents to view their children's participation in the daily activities without interruption. Bathrooms are adjacent to each classroom for easy access and safe monitoring of children. Many facilities have video cameras in each classroom that are monitored at the front office. The licensed capacity of the Company's child care centers ranges from 74 to 249 children.

                  PROGRAMS. The Company believes in a developmental approach to learning in which each classroom is arranged with learning stations, or centers, that are designed to help children think, communicate and create. A wide variety of learning materials and equipment, including at least two computers per center, are available to the children. Field trips in Company vans are used to enhance the programs. The Company also provides various full-day and half-day programs at many of its centers, including ballet, computer, piano and gymnastics lessons and, during the summer, swimming and related aquatic activities.

                  PLAYGROUNDS. All playgrounds consist of areas with equipment such as wheeled toys and climbing apparatus to help children develop their large muscle skills. Playgrounds are divided between younger and older children. Sandy areas are available, as are swings, slides, balancing and other play equipment.

                  AVAILABILITY. The Company recognizes that the parents of enrolled children have varying child care needs. Parents may enroll their children for any mix of days per week with a minimum of two days per week. Most of the Company's child care centers are open from 6:00 a.m. to 6:30 p.m., five days per week, all year, except on major holidays. Parents may visit their child's facility at anytime during operating hours. Each child care facility regularly conducts parents' nights, during which parents can discuss the progress of their children with the staff, watch their children perform or hear professionals in the child care field speak on relevant subjects.

                  MANAGEMENT. Each child care facility is operated as a unit under the supervision of a director assigned to that facility. The director is responsible for hiring teachers, organizing and monitoring programs, supervising all records and regulatory compliance, collecting tuition, marketing and corporate office reporting. Directors are paid a monthly salary plus a bonus based on several factors, including enrollment levels and profitability of the child care facility.

CURRICULA AND PROGRAMS

         The Company believes that a developmental approach to learning, coupled with a strong early childhood foundation, is essential to positive growth in children. Children are grouped within each center by age and developmental level. The following programs are currently offered by the Company:

                  INFANTS. The infant program is available on a full-time and, in some cases, a part-time basis, and includes various developmental activities designed to foster visual perception and motor development. This program is offered in an environment that is conducive to learning and provides stimulation for very young children.

                  TODDLERS. The toddler program includes a variety of developmental activities such as wet and dry tables, blocks, dolls and art experiences. Development of social skills, gross motor skills and language skills is emphasized in the toddler program.

                  PRESCHOOLERS. The preschool curriculum features pre-reading skills and other activities to prepare children for school. Learning centers are available in each classroom to expose children to art, music, science, sensory development, math and language. In addition, the preschool program includes daily individual and group activities designed to stimulate and enhance motor skills and physical development.

                  SCHOOL AGE CHILDREN. The Company provides a before and after school program for children who are of primary school age. The Company offers to transport children in Company vans to the neighborhood schools in the morning, and back to each of the Company's child care centers in the afternoon. A portion of each day is set aside to help the children with homework from their schools. In addition, this program includes arts and crafts projects, field trips, dance and gymnastics classes, physical activities, group sports and computers. When neighborhood schools are closed for certain holidays or summers, these children can become full-time students. In connection with its before and after school program, Sunrise opened its first KidSpot facility in September 1997 in Phoenix, Arizona, a new concept targeted to kindergartners and primary school age children who prefer to be away from the traditional school setting. KidSpot offers structured freedom in a clubhouse design, including computers, a creative arts area and a library corner. Reference books and tutoring services are also available.

                  ELEMENTARY SCHOOL. In response to widespread demands for better public education and for more choice among public schools, a number of state legislatures have authorized independent legal entities, such as charter schools, to conduct operations separate from the surrounding public school district. In June 1997, Sunrise was selected to manage one of the largest charter schools in the State of Arizona. Sunray Charter Schools opened in September 1997, providing kindergarten through third-grade classes at many of Sunrise's Arizona facilities.

                  SUMMER. In an effort to increase enrollment in the summer months, the Company modifies its preschooler and school-age programs during the summer. The programs are enhanced with additional field trips and other optional activities. Historically, the Company has experienced a decrease in revenues during the summer months, which the Company believes is typical in the child care industry.

                  OPTIONAL PROGRAMS. The Company offers special programs for children whose parents seek more specialized activities. Through cooperative efforts with outside organizations the Company offers special gymnastics and other classes for children ages three and up. Sunrise also provides child care to moderately handicapped children in certain centers under annual contracts with the Arizona Department of Education, Division of Developmental Disabilities and the Arizona Department of Economic Security.

                  GOVERNMENT  PROGRAM.  Since July 1987,  the  Company  has been awarded an annual contract from the Division of Developmental Disabilities of the Arizona Department of Economic Security to provide a goal-oriented training program for and to integrate mild to moderately handicapped children in child care centers. In September
         1991, the Company was approved to be a private provider of special education preschool programs and related services by the Arizona Department of Education. Since June 1991, the Arizona Department of Economic Security, as administrator of a child care block grant, has awarded the Company an annual contract to deliver child care to families with special needs children. The Company is currently operating under a contract that has been extended to December 1997.

TUITION

         The Company determines tuition charges based upon a number of factors, including age of child, number of days and hours of attendance, location and competition. Part-time students are charged proportionately higher rates than full-time students. The Company's charges for service vary, depending on the location of the center and the age of the child; however, the Company's rates are generally higher than its competitors. Tuition is generally collected on a weekly or monthly basis in advance.

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

EXPANSION

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

         In addition to Sunrise centers, Sunrise also operates the Suncrest Private School. The Suncrest Private School offers a lower teacher-to-student ratio using the nationally recognized High Scope teaching method. Sunrise also operates three Sunburst Child Care Centers. Sunburst centers were designed to capitalize on a market segment that cannot afford the higher tuition rates charged at Sunrise and Suncrest schools. These centers provide quality care for lower tuition rates. Sunburst centers have lower operating costs, allowing for these lower tuition rates. With Suncrest, Sunrise and Sunburst centers, Sunrise can penetrate three distinct income markets, thus expanding its market opportunities.

         Sunrise manages facilities for Sunray Charter Schools through a contract with PSI (which does business under the name Sunray Charter). The charter contract to operate public schools was awarded to PSI in June 1997. Sunray Charter has opened 16 sites within Sunrise preschool locations, serving approximately 600 children in kindergarten through third grade.

         KidSpot, a new concept facility, also opened in September 1997 in Phoenix, Arizona. The KidSpot program is designed specifically for the before and after school market. The program serves ages 5 through 12, providing a comfortable environment for homework, creative arts, computer interaction, music and exercise.

EMPLOYER CHILD CARE PROGRAMS

         Increasing numbers of employers are offering child care benefits to their employees. To increase enrollment, the Company has capitalized on this trend by pursuing contracts with various employers through its Employer Child Care ("ECC") programs. The Company's ECC programs are tailored to meet each employer's particular needs. The Company may also contract to operate a child care center constructed by an employer for its exclusive or semi-exclusive use. The Company also offers assistance to employers in marketing their programs to employees and encourages the employers to subsidize tuition costs and to implement programs that enable their employees to realize available federal tax benefits. For the fiscal years ended July 31, 1997 and 1996, revenues from ECC programs, including revenues received from employers as well as employees, represented 39% and 43%, respectively, of the Company's total operating revenue.

         One of the more innovative ECC programs, although not the largest, is the Child Development and Family Studies Laboratory ("CDFSL") which is operated under the Company's management agreement with PSI. The CDFSL is a research, teaching and community service facility located at the Arizona State University West Campus ("ASU West") in Phoenix, Arizona, which has a licensed capacity of 58 children and uses the High Scope teaching method. The laboratory provides a program for parents and children to participate in interesting projects for observational research. As part of their educational training, students attending ASU West are permitted to observe the interaction of children in a combined environment of child care and teaching. An advanced program has been developed using lower teacher to child ratios than is required. The program is available to faculty, staff and students of ASU West and to the general public if space permits.

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

         Currently, the Company's partnership activities are undertaken in connection with PSI, a non-profit corporation. Because of PSI's non-profit status, PSI is eligible to receive certain grants and subsidies. PSI typically enters into agreements with third parties to establish child centers or assume the operations of existing child care centers and then contracts with the Company to operate the child care centers in exchange for a management fee. Profits generated by the entities are shared by PSI and the third party. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         During fiscal 1997, the Company operated eight child care centers in connection with PSI. Subsequent to year-end, PSI closed one center and combined the operations of that center with another PSI center located nearby. The net licensed capacity of the seven centers is 690 children.

         In June 1997, PSI was selected to operate a charter school program in the state of Arizona through the Snowflake Unified School District ("Snowflake"). Under the terms of the fifteen (15) year Charter Contract with Snowflake, PSI has established and will operate kindergarten through third grade classes at 16 of Sunrise's preschools located in the Phoenix metropolitan area.

In consideration for the use of certain of Sunrise's preschool facilities and Sunrise personnel, Sunrise will be reimbursed the facility costs and lease expense of the occupied space. In addition, Sunrise will benefit from having the preschoolers of new families attracted to Sunray Charter along with the retention of the kindergarten and elementary-age children for the Company's before and after school programs.

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

COMPETITION

         The child care industry is highly competitive, with Phoenix, Arizona being one of the most competitive markets in the United States. In the geographic areas in which the Company operates, the Company competes with centers owned by national chains such as American Child Care Centers, Tutor Time, Kinder-Care Learning Centers, Inc., Children's World Learning Centers, Inc., Child Time and La Petite Academy, Inc., as well as child care centers owned by non-profit organizations that may be supported to a large extent by endowments, charitable contributions and other forms of subsidies. In addition, the Company competes with individually-owned proprietary child care centers, licensed child care homes, unlicensed child care homes, public schools, the YMCA, Boys and Girls Clubs, public school programs, and businesses that provide child care for their employees at the work place.

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

INSURANCE

         The Company has not had any material claims against its liability insurance; however, the Company, as well as other child care providers, has had difficulty obtaining liability insurance coverage at reasonable rates for child physical and sexual abuse. The Company has comprehensive general liability insurance with a limit of $1,000,000 per occurrence and $2,000,000 aggregate per location, including $1,000,000 coverage for child physical and sexual abuse. It also has insurance coverage for automobile liability, with a per occurrence limitation of $1,000,000. In addition, the Company has a $10,000,000 umbrella policy to cover claims in excess of the per occurrence limitation on the general liability policy.

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

SERVICE MARK

         "Sunrise Preschools" and the logo associated with the name are federally registered service marks of the Company that expire in February 2007. The Company also has pending service mark applications for the following marks and related logos: "Suncrest Private School," "Sunburst Child Care," "Sunray Charter Schools," and "KidSpot." Management believes that the Company's service marks provide adequate protection against unauthorized use of its name and logo.

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

         As of September 1, 1997, the Company employed approximately 675 persons, of which approximately 660 (including 160 part-time employees) were employed at the Company's child care centers. All management and supervisory personnel are salaried; substantially all other employees are paid on an hourly basis.

         None of the Company's employees are represented by a union, and the Company does not anticipate any union organization activities among its employees.

ITEM 2.  PROPERTIES.

         Of the 33 child care centers operated by the Company in Arizona, Hawaii, Colorado and Wisconsin, 26 are leased with terms expiring on various dates between 1997 and 2011. Two of these centers, in turn, are subleased to PSI. The building leases generally include option renewal periods of 5 to 25 years at the Company's discretion. The aggregate current monthly lease payments on the 26 centers total approximately $211,000. Each of the leases contains provisions for lease payment increases based on the Consumer Price Index or other similar formulas. The Company is generally responsible for taxes, insurance, maintenance and other expenses related to the operation of the leased facilities. The lessors are unaffiliated third parties who purchased the centers either from affiliates of the Company or from its former wholly owned subsidiary, Sunrise Holdings, Inc. The remaining 5 facilities are operated pursuant to various agreements with outside agencies. The Company pays no rent at any of these facilities. See "BUSINESS -- Employer Child Care Programs," "--Partnership Child Care Programs" and "--Contract Child Care Programs."

         The Company's principal executive offices consist of approximately 4,700 square feet of leased space in Scottsdale, Arizona. The Company believes that its headquarters facility is adequate for operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending or threatened legal proceedings that it believes will have a material impact on the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         The Common Stock was registered under Section 12(g) of the Securities Exchange Act of 1934 in 1987. From September 11, 1987 until January 27, 1991, when the National Association of Securities Dealers Automated Quotation System ("Nasdaq") changed its listing requirements, the Common Stock was listed on Nasdaq under the symbol SUNR. From January 28, 1991 until December 19, 1995, the Common Stock was quoted in the National Daily Quotation Service ("Pink Sheets") published daily by the National Quotation Bureau, Inc. under the symbol SUNR. Quotations were also available through the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol 3SUNR. Beginning December 20, 1995, the Company's Common Stock has been quoted on the Nasdaq Small Cap Market under the symbol SUNR. The following table sets forth the high and low bid prices for the Common Stock based on closing transactions during each specified period as reported by Nasdaq.

     Fiscal 1997                     High               Low
     -----------                     ----               ---
         First Quarter              $1.63              $1.19
         Second Quarter              1.38               1.13
         Third Quarter               1.94               1.25
         Fourth Quarter              1.63               1.19

     Fiscal 1996                     High               Low
     -----------                     ----               ---
         First Quarter              $3.31              $2.13
         Second Quarter              2.50               1.81
         Third Quarter               2.06               1.25
         Fourth Quarter              1.94               1.38

         There were approximately 271 record holders and 700 beneficial holders of the Company's Common Stock as of October 3, 1997. On October 3, 1997, the high and low sale prices for the Common Stock were both $1.50.

         The Company has never paid a dividend on its Common Stock. The Company presently does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company may not pay any dividends on its Common Stock unless all cumulative dividends on its Series B and Series C Preferred Stock are paid. In September 1997, all of the outstanding shares of Series B Preferred Stock were converted into shares of Common Stock. The annual dividend rate of the Series B Preferred Stock was $.10 per share, which amounted to $50,000 per year in the aggregate based on 500,000 previously issued and outstanding Series B Preferred Shares. The annual rate of the Series C Preferred Stock is $1.35 per share, which currently amounts to $482,400 in the aggregate based on 357,333 issued and outstanding shares. After December 22, 1996, dividends on the Series C Preferred Stock became payable, at the option of the Company, in shares of Common Stock. As of July 31, 1997, accrued but unpaid dividends payable on the Series B and Series C Preferred Stock were $44,372. Further, under Delaware corporate law, the Company may be prohibited in certain circumstances from paying dividends (whether in cash or otherwise).

         On May 16, 1997, the Board of Directors of the Company authorized the redemption of all outstanding Preferred Share purchase rights (the "Rights") of the Company at a redemption price of $.001 per Right (the "Redemption Price"). The Board fixed the close of business on May 19, 1997, as the record date for the determination of holders of Common Stock entitled to receive notice of the redemption and a check from the Company in payment of the applicable Redemption Price. The original distribution of the Rights occurred in February 1995 when the Board authorized and declared a distribution of one Right for (i) each share of Common Stock outstanding on 5:00 p.m., Phoenix, Arizona time on March 2, 1995, and (ii) each share of Common Stock that became outstanding between March 2, 1995 and, among other events, the time at which the Board ordered redemption of the Rights pursuant to the Rights Agreement, dated February 10, 1995, between the Company and American Securities Transfer Incorporated, as Rights Agent. The Company is presently effecting the redemption of the Rights.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         During fiscal 1996, the Company acquired the assets of two child care centers in the Denver, Colorado metropolitan area, one center in Colorado Springs, Colorado, one center in Sierra Vista, Arizona, and one center in Phoenix, Arizona. In addition, through its contract with PSI, the Company assumed the management of a newly opened center in Hales Corner, Wisconsin. All but two of these additions occurred during the last four months of the fiscal year. During fiscal 1997, the Company acquired the assets of four additional centers in the Phoenix metropolitan area, and opened two newly constructed free-standing centers, also in the Phoenix metropolitan area. Through October 1997, the Company's expansion program has increased its licensed capacity by 1825 additional children, a 52% increase since it began in fiscal 1996. Total children enrolled at the newly acquired and opened centers was approximately 1300 as of October 3, 1997, representing 33% of the Company's total enrollment of approximately 3900 children.

FISCAL YEAR ENDED JULY 31, 1997, COMPARED TO FISCAL YEAR ENDED JULY 31, 1996

         Operating revenue for fiscal 1997 was $14,647,000, an increase of $3,671,000, or 33% from revenue of $10,976,000 for fiscal 1996. Of this increase, $3,016,000 was attributable to the revenues of the acquired and newly opened child care centers described above, and $284,000 was due to a 3% increase in same-center revenues. The increase in same-center revenues was due to a moderate tuition increase, which was partially offset by a large decrease in child attendance during the Christmas and New Year's holiday periods. Due to the timing of the holidays in 1996 (both Christmas and New Year's fell on Wednesdays), many children were absent from the centers for the entire holiday weeks rather than for just one or two days each week. This decrease in attendance had a significant negative impact on revenues during the holiday period.

         Government   program  revenue,   primarily  related  to  the  Company's
contracts to provide services to children with special needs, increased $288,000 in fiscal 1997 over fiscal 1996 levels.

         Operating expenses for fiscal 1997 totaled $15,821,000, an increase of $3,911,000 or 33% from operating expenses of $11,910,000 for fiscal 1996. Included in operating expenses were unusual charges (further described below) totaling $1,114,000 and $602,000 in fiscal 1997 and 1996, respectively. Excluding unusual charges, operating expense increased $3,399,000, or 30% in fiscal 1997. This increase in operating expenses was primarily attributable to the expenses associated with the acquired and newly opened centers during this period.

         Payroll expense for fiscal 1997 was $6,766,000 (50% of tuition and other revenue), an increase of $1,711,000 or 34% from payroll expense of $5,055,000 (49% of tuition and other revenue) for fiscal 1996. This increase was due to $1,531,000 in salaries at the acquired and newly opened centers, and a $180,000 increase in other salaries at existing centers. Payroll expense remained consistent at approximately 50% of tuition and other revenue.

         Facilities and maintenance costs for fiscal 1997 were $4,777,000, an increase of $901,000 or 23% from facilities and maintenance costs of $3,876,000 during fiscal 1996. This increase was due to $1,067,000 in additional costs at the acquired and newly opened centers, and was partially offset by a reduction in expense for sublease payments. Facilities and maintenance costs as a percentage of tuition and other revenue were unchanged at 35%.

         General and administrative expenses for fiscal 1997 were $2,121,000, an increase of $483,000, or 30% from general and administrative expenses of $1,638,000 during fiscal 1996. Of this increase, $401,000 was attributable to the acquired and newly opened centers, which increase was partially offset by a $69,000 decrease in insurance costs along with lower preopening costs. General and administrative expenses represented approximately 16% of tuition and other revenue in both fiscal 1996 and 1997.

         During fiscal 1997 and 1996, the Company recorded unusual charges of $1,114,000 and $602,000, respectively, related to its management of certain child care centers under its agreement with PSI. In this regard, the Company provides PSI with management, administration and educational programs for PSI's child care centers and leases substantially all of the equipment and other property necessary for the operation of such centers to PSI under an Administrative Services Agreement, License and Equipment Lease (the "PSI
Agreement"). The PSI Agreement provides that the Company is to receive an administrative services fee (the "Administrative Fee") equal to 9% of PSI's adjusted gross revenues each month, subject to certain enumerated limitations. In addition, the PSI Agreement provides that the Company is to receive annual lease payments from PSI of approximately $138,000 for providing the aforementioned services.

         During fiscal 1995, the Company agreed to defer future administrative fees and lease payments due from PSI until such time as PSI's cash flow was sufficient to fund these fees. In connection with this deferral, the accumulated amounts due from PSI at July 31, 1995, were converted to a promissory note, totaling $256,000, which amount equaled the present value of the expected future payments to be received from PSI over a period of seven years related to the balance of the receivable outstanding at July 31, 1995. Due to the continuing cash flow difficulties of PSI, this promissory note was fully reserved at July 31, 1997. This reserve is included in the $1,114,000 of unusual charges.

         Due to continued losses, PSI approved a plan in fiscal 1996 to close two of its schools upon the expiration of the leases associated with such schools. In fiscal 1997, PSI decided to close the two schools prior to the expiration of the leases and relocate the children to other facilities. At July 31, 1996, the Company believed that the estimated future cash flows at these two sites would not be sufficient to recover the related leasehold improvements and recorded an asset impairment reserve totaling $184,000. As the operating losses at these two sites continued during 1997, an additional impairment reserve of $162,000 was recorded at July 31, 1997. Since the Company is the lessee for the leases at these two sites, it is contingently liable for the lease payments to the lessors of such sites. During 1996, the Company determined that the future cash flows at these two sites would not be sufficient to make the scheduled lease payments and recorded a charge of $418,000 to cover the estimated future shortfall. During fiscal 1997, the Company determined, due to continued operating losses, that an additional charge of $696,000 was necessary to cover future lease commitments at these two sites. The charges for the asset impairment and future lease commitments were included in unusual charges in both fiscal 1997 and 1996.

         Other income for fiscal 1997 increased $20,000 from fiscal 1996 due to gains from the disposal of certain assets, refinancing of certain debt and decreases in net interest income. Net interest income decreased $53,000 due to the continued use of invested proceeds of the Company's December 1995 public offering for the acquisition and construction of new centers. Other income and gains included a gain on refinancing of $67,227 related to the Company's early extinguishment of debt in fiscal 1997.

         At July 31, 1997 and 1996, the Company had deferred tax assets of approximately $1,917,000 and $1,499,000, respectively, which relate primarily to net operating loss carryforwards generated by impairment losses and contingent liabilities recorded in fiscal 1997 and 1996. Management believes operations were adversely impacted in fiscal 1997 and 1996 as a result of recording the impairment reserves and contingent liabilities, but expects the Company will have sufficient taxable income in the next few years that will allow the deferred tax assets of $695,00 reflected in the consolidated balance sheet at July 31, 1997 to be recovered. The Company established valuation allowances of $1,150,000 and $732,000 in fiscal 1997 and 1996, respectively, to reduce the deferred tax assets to the amount expected to be recovered. The valuation increased from fiscal 1996 to fiscal 1997 by $418,000 as the result of additional impairment losses and contingent liabilities recorded as unusual charges in fiscal 1997.

         Net loss for the year ended July 31, 1997 was $1,077,000 ($.35 per share) compared to net loss of $857,000 ($0.29 per share) for the year ended July 31, 1996. The net loss in both fiscal 1996 and 1997 was the result of the Company establishing reserves for amounts receivable under the PSI Agreement and for impaired assets and rental commitments in connection with the Company's agreement with PSI.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (FAS No.
128), which changes the computation and disclosure of earnings per share. FAS No. 128 is effective for both interim and annual periods ending after December 15, 1997, with restatement of prior periods. The adoption of FAS No. 128 is not expected to have a material impact on the Company's earnings per share.

         SEASONALITY AND QUARTERLY RESULTS

         The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 1997 and 1996. The operating results of any quarter are not necessarily indicative of results of any future period.

                                                         Quarter Ended (in thousands)
                               -----------------------------------------------------------------------------
                               Jul. 31,  Apr. 30,  Jan. 31,  Oct. 31,   Jul. 31,  Apr. 30, Jan. 31,  Oct. 31,
                                 1997      1997      1997      1996      1996      1996      1996      1995
                               --------  --------  --------  --------  ---------  -------  --------  --------
Operating revenue              $ 3,960   $ 3,830   $ 3,357   $ 3,500   $ 3,002   $ 2,866   $ 2,489   $ 2,620

Operating expenses              (5,248)   (3,663)   (3,525)   (3,385)   (3,972)   (2,800)   (2,598)   (2,541)

Income (loss) from operations   (1,288)      167      (168)      115      (970)       66      (109)       79

Income (loss) before income
  taxes                         (1,299)      228      (138)      132      (943)      107       (93)       72

         The Company's operations are subject to seasonal fluctuations in summer months and around certain major holidays. These fluctuations have resulted in lower attendance levels and lower operating results in the second and fourth fiscal quarters and higher attendance levels and operating results in the first and third fiscal quarters.

TRENDS

         Due to a moderate October tuition increase and continued tight management of costs, same-center operating performance remained consistent during fiscal 1997. Operations at the Company's newly opened centers continue to improve as these centers move through their initial "ramp-up" phase. In addition, profitability has improved as the acquired centers have become more fully integrated into the Company.

         The Company's expansion program, funded with the proceeds of the December 1995 public offering, resulted in the addition of six centers during fiscal 1996 and six centers in fiscal 1997 primarily through acquisitions. Additionally, on September 2, 1997, the Company opened a newly constructed free-standing center in Phoenix, Arizona.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the fiscal year ended July 31, 1997 was $146,000, reflecting the June opening of a newly constructed center, and slower improvement in operating results in the acquired centers. Due to the Company's purchase of four child care centers in August 1996, and amounts spent to upgrade the existing equipment at the acquired centers as well as to equip the newly opened centers, working capital decreased by $1,184,000.

         Net cash used in investing activities was $1,288,000, consisting of purchases of property and equipment totaling $1,168,000 and $494,000 of costs related to acquisitions. These uses were partially offset by $396,000 in proceeds from disposals of property and equipment.

         During fiscal 1996, the Company completed a $5 million public offering of its Series C Preferred Stock. Net proceeds from the offering were $4,026,475, a portion of which has been used primarily for expansion of the Company's operations, both through the opening of additional Company facilities and the acquisition of other existing child care centers. The underwriters of the offering exercised their option to purchase 24,000 additional shares of Series C Preferred Stock to cover over-allotments. These shares were sold by the Company at the same price and on same terms as those applicable to the initial offering of the Series C Preferred Stock, resulting in net proceeds to the Company of $298,072. Additionally, the holders of warrants representing the right to purchase 47,074 shares of the Company's Common Stock were exercised. Net proceeds from this exercise were $40,404.

         Net cash provided by financing activities was $16,000 in fiscal 1997. As a result of new credit facilities with its bank, the Company refinanced all of its outstanding capital leases and notes payable to obtain a more favorable average interest rate. Proceeds from the refinance of the notes payable totaled $1,339,000, offset by $1,276,000 in repayments to retire the Company's previously outstanding debt. Net borrowings on the Company's seasonal working capital credit facility totaled $124,000, and payment of cash dividends on Series B and C Preferred Stock were $171,000.

         The Company is current on all principal and interest payments on its lines of credit and notes payable. The Company has four credit facilities with a financial institution totaling $3,000,000: (i) a $500,000 revolving working capital line, bearing interest at prime (8.50% at July 31, 1997) plus 1.50%;
(ii) a $500,000 note for the purchase of vehicles and equipment, bearing interest at prime plus 1.75%; (iii) a $1,000,000 nonrevolving line of credit for acquisition financing, bearing interest at prime plus 2.5%; and (iv) a $1,000,000 term loan to refinance the Company's existing notes payable and capital leases, bearing interest at 10.42%. The lines of credit are renewable each year on April 30. The credit facilities are secured by the Company's accounts receivable, inventory, furniture, vehicles and equipment.

         The Company currently expects that it will be able to renew its existing lines of credit under similar terms upon their maturity. However, if the lines of credit are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

         During fiscal 1996, the Company purchased the operations of the following five child care centers: two child care centers in the Denver, Colorado metropolitan area, one center in Colorado Springs, Colorado, one center in Sierra Vista, Arizona, and one center in Phoenix, Arizona. In fiscal 1997, the Company acquired the assets of four child care centers in the Phoenix metropolitan area, and opened two newly constructed free-standing centers, also in the Phoenix metropolitan area.

         The Company also plans to open several centers during fiscal 1998, in addition to the newly constructed free-standing center opened on September 2, 1997 in Phoenix, Arizona. Under current plans, new centers opened by the Company will be constructed by a third party and the Company will then enter into long term leases for the land and buildings. Preopening costs of a center normally range between $90,000 and $110,000 per center. Management expects cash generated from operations and cash on hand as a result of the public offering to be sufficient to satisfy the needs at its existing schools for the next 12 months and to open the new centers as planned.

IMPACT OF INFLATION

         Inflation has had no material effect on the Company's operations or financial condition.

OUTLOOK

         The Company's future operating results and many of the forward looking statements contained in this document are dependent upon a number of factors, including competition, government regulations, geographic concentration of the Company's child care centers, the Company's ability to successfully expand its operations as well as other factors.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sunrise Educational Services, Inc.

We have audited the accompanying consolidated balance sheet of Sunrise Educational Services, Inc. (a Delaware corporation) and subsidiary as of July 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Educational Services, Inc. and subsidiary as of July 31, 1997, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP


Phoenix, Arizona
September 29, 1997

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 1997

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 1,212,806
  Accounts receivable, net                                        746,570
  Prepaid expenses                                                542,515
  Deferred tax asset, current portion                             193,358
  Inventory and supplies                                           33,323
                                                              -----------
               Total current assets                             2,728,572

PROPERTY AND EQUIPMENT, net                                     1,983,694
PROPERTY AND EQUIPMENT LEASED TO PSI, net                         118,378
DEFERRED TAX ASSET, net of current portion                        502,000
INTANGIBLE ASSETS, net                                          1,252,559
DEPOSITS AND OTHER ASSETS                                         337,968
                                                              -----------
        Total assets                                          $ 6,923,171
                                                              ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                              $   223,754
  Accounts payable                                                297,973
  Accrued expenses                                                733,376
  Dividends payable on preferred stock                             44,372
  Notes payable, current portion                                  248,865
  Accrued rental reserve, current position                        341,808
  Deferred rent, current portion                                   73,026
  Deferred gain on sale and leaseback of preschool
   facilities, current portion                                     45,003
                                                              -----------
        Total current liabilities                               2,008,177

NOTES PAYABLE, net of current portion                             802,696

ACCRUED RENTAL RESERVE, net of current portion                    480,000

DEFERRED RENT, net of current portion                             283,833

DEFERRED GAIN ON SALE AND LEASEBACK OF PRESCHOOL FACILITIES,
  net of current portion                                           42,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value - 1,000,000 shares
  authorized, 857,333 shares issued and outstanding               857,333
  Common stock, $.01 par value 10,000,000 shares
  authorized, 3,252,915issued and outstanding                      32,529
  Paid-in capital                                               7,975,519
  Accumulated deficit                                          (5,559,561)
                                                              -----------
        Total shareholders' equity                              3,305,820
                                                              -----------
        Total liabilities and shareholders' equity            $ 6,923,171
                                                              ===========
                   The accompanying notes are an integral part of these consolidated financial statements.

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED JULY 31, 1997 AND 1996

                                                   1997           1996
                                               -----------    -----------
 OPERATING REVENUE:
  Tuition and other                            $13,620,656    $10,237,418
  Government programs                            1,026,626        738,429
                                               -----------    -----------
           Total operating revenue              14,647,282     10,975,847

OPERATING EXPENSES:
  Payroll                                        6,766,002      5,055,138
  Facilities and maintenance                     4,777,442      3,876,373
  General and administrative                     2,121,493      1,637,925
  Government programs                            1,042,119        738,429
  Unusual charges                                1,114,000        602,000
                                               -----------    -----------
           Total operating expenses             15,821,056     11,909,865
                                               -----------    -----------

LOSS FROM OPERATIONS                            (1,173,774)      (934,018)

OTHER INCOME (EXPENSES):
  Interest (expense) income, net                   (12,684)        70,810
  Other income and gains                           109,663          5,900
                                               -----------    -----------
           Total other income                       96,979         76,710
                                               -----------    -----------

LOSS BEFORE INCOME TAXES                        (1,076,795)      (857,308)

INCOME TAXES                                            --             --
                                               -----------    -----------

NET LOSS                                       $(1,076,795)   $  (857,308)
                                               ===========    ===========

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS   $(1,609,195)   $(1,201,925)
                                               ===========    ===========
  NET LOSS PER COMMON SHARE:
           Primary                             $      (.52)   $      (.40)
                                               ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES:
           Primary                               3,089,850      2,970,294
                                               ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996

                                    Preferred Stock      Common Stock
                                   ----------------    ----------------
                                     Outstanding          Outstanding      Paid-in   Accumulated
                                   Shares    Amount    Shares    Amount    Capital     Deficit        Total
                                   ------    ------    ------    ------    -------     -------        -----
BALANCE AT JULY 31, 1995          500,000  $500,000  2,935,894  $29,359  $3,602,406  $(2,748,441)  $ 1,383,324

 Exercise of warrants                  --        --     47,074      471      39,933           --        40,404

 Issuance of preferred stock      357,333   357,333         --       --   3,967,214           --     4,324,547

 Dividends payable on preferred
   stock                               --        --         --       --          --     (344,617)     (344,617)

 Net loss                              --        --         --       --          --     (857,308)     (857,308)
                                  -------  --------  ---------  -------  ----------  -----------   -----------
BALANCE AT JULY 31, 1996          857,333   857,333  2,982,968   29,830   7,609,553   (3,950,366)    4,546,350

 Exercise of options                   --        --     12,679      126       6,747           --         6,873

 Issuance of common stock for
  preferred dividends                  --        --    257,268    2,573     359,219           --       361,792

 Dividends payable on preferred
   stock                               --        --         --       --          --     (532,400)     (532,400)

 Net loss                              --        --         --       --          --   (1,076,795)   (1,076,795)
                                  -------  --------  ---------  -------  ----------  -----------   -----------
BALANCE AT JULY 31, 1997          857,333  $857,333  3,252,915  $32,529  $7,975,519  $(5,559,561)  $ 3,305,820
                                  =======  ========  =========  =======  ==========  ===========   ===========


             The accompanying notes are an integral part of these consolidated financial statements.

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996

                                                                     1997           1996
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $(1,076,795)  $  (857,308)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities-
    Depreciation and amortization                                    705,645       384,574
    Amortized gain on sale of real estate                            (45,003)      (45,003)
    Amortization of deferred rent                                   (103,181)      (52,988)
    Provision for doubtful accounts                                  167,204       139,296
    Unusual charges                                                1,114,000       602,000
    Gain on disposal of property and equipment                       (42,436)       (5,900)
    Gain on refinancing                                              (67,227)           --
  Changes in assets and liabilities-
    Increase in accounts receivable                                 (525,999)     (147,818)
    Increase in prepaid expenses                                    (393,057)      (53,216)
    Increase in inventory and supplies                                (6,587)      (10,718)
    Decrease (increase) in deposits and other assets                  45,790       (90,992)
    Increase in accounts payable                                      25,454       146,891
    Increase in accrued expenses                                     348,340        82,777
    Decrease in accrued rental reserve                              (292,192)           --
                                                                 -----------   -----------
                                                                     930,751       948,903
                                                                 -----------   -----------
      Net cash (used in) provided by operating activities           (146,044)       91,595

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of child care centers                                (494,264)   (1,107,121)
  Registration of new tradenames                                     (21,123)           --
  Purchases of property and equipment                             (1,168,218)     (916,886)
  Proceeds from disposal of property and equipment                   396,098        10,800
                                                                 -----------   -----------
      Net cash used in investing activities                       (1,287,507)   (2,013,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and options                       6,873        40,404
  Proceeds from sale of preferred stock                                   --     4,324,547
  Payment of dividends                                              (170,605)     (566,083)
  Proceeds from notes payable                                      1,339,194       219,360
  Net borrowings on lines of credit                                  123,754       100,000
  Payments on notes payable and capital leases                    (1,283,475)     (147,311)
                                                                 -----------   -----------
      Net cash provided by financing activities                       15,741     3,970,917
                                                                 -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (1,417,810)    2,049,305
CASH AND CASH EQUIVALENTS, beginning of year                       2,630,616       581,311
                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                           $ 1,212,806   $ 2,630,616
                                                                 ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                         $    96,272   $    42,150
                                                                 ===========   ===========
  Payment of stock dividends                                     $   361,790   $        --
                                                                 ===========   ===========
  Note payable issued for acquisition of child care centers      $   425,000   $        --
                                                                 ===========   ===========
  Cash paid during the year for income taxes                     $        --   $        --
                                                                 ===========   ===========
 The accompanying notes are an integral part of these consolidated financial statements.

                SUNRISE EDUCATIONAL SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1997

(1)  ORGANIZATION AND OPERATIONS:

Sunrise Educational Services, Inc. (the Company), previously Sunrise Preschools, Inc., was incorporated in the State of Delaware in May 1987. As of July 31, 1997, the Company operates 26 child care centers and manages an additional 7 child care centers in Arizona, Hawaii, Colorado and Wisconsin.

The Company is successor to Venture Educational Programs, Inc., an Arizona corporation formed in 1980, and Sunrise Preschools, Inc., an Arizona corporation, formed in 1985. The Company has one wholly owned subsidiary, Sunrise Preschools Hawaii, Inc., formed in fiscal 1990. Another subsidiary, Sunrise Holdings, Inc., formed in fiscal 1987, was dissolved effective September 10, 1994.

Effective February 1, 1994, a portion of the Company's operations were transferred to a Hawaii nonprofit corporation, Preschool Services, Inc. (PSI). Because of PSI's nonprofit status, PSI is eligible to receive certain grants and subsidies. The Company provides PSI with management, administration, educational programs and operation of PSI's educational services (see Note 4). The results of operations of the schools transferred to PSI are not included in the accompanying consolidated financial statements.

During fiscal 1997, the Company acquired or opened six child care centers, increasing its licensed capacity by approximately 911 children. During fiscal 1996, the Company acquired six child care centers, increasing its licensed capacity by approximately 914 children.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a) BASIS OF CONSOLIDATION

The  consolidated   financial   statements   include  the  accounts  of  Sunrise
Educational Services, Inc. and Sunrise Educational Services Hawaii, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

     (c) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company follows the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (FAS No. 121) which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are recorded at the lower of the carrying amount or net realizable value (fair value less costs to sell).

     (d) CASH AND CASH EQUIVALENTS

All short-term investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents, which consist primarily of government securities and other short-term investments, are stated at the lower of aggregate cost or market and totaled $486,000 at July 31, 1997.

     (e) DEPRECIATION AND AMORTIZATION

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets, which range from three to twelve years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes.

     (f) INTANGIBLE ASSETS

Intangible assets represent the unamortized excess of the cost of acquisitions of existing child care centers, over the fair values of the centers' net tangible assets determined at the dates of acquisition and amounts allocated to noncompete agreements and customer base. The intangible assets are being amortized using a straight-line method over various periods up to 20 years. Amortization expense was approximately $109,000 and $12,000 during fiscal 1997 and fiscal 1996, respectively, and accumulated amortization at July 31, 1997 and July 31, 1996 was $121,000 and $12,000, respectively. The recoverability of goodwill attributable to the Company's acquisition is continually assessed based on actual and projected levels of profitability and cash flows of the centers acquired on an undiscounted basis.

     (g) PRE-OPENING COSTS

Pre-opening costs are expensed as incurred.

     (h) ACCRUED EXPENSES

Accrued expenses include compensation and related benefits of $475,417 at July 31, 1997.

     (i) ADVERTISING EXPENSES

Advertising costs are expensed when incurred which is generally when the advertising first takes place. Advertising expenses were approximately $260,000 and $161,000 in 1997 and 1996, respectively. At July 31, 1997, prepaid expenses included approximately $70,000 for prepaid advertising expenses.

     (j) GOVERNMENT PROGRAMS

Revenues related to government programs include amounts paid by various government agencies under contractual arrangements for programs for children with special needs. Since July 1987, the Company has been awarded an annual contract from the Division of Developmental Disabilities of the Arizona Department of Economic Security to provide a goal-oriented training program for and to integrate mild to moderately handicapped children in child care centers.

Since June 1991, the Arizona Department of Economic Security, as administrator of a child care block grant, has awarded the Company an annual contract to deliver child care to families with special needs children.

     (k) NET INCOME (LOSS) PER SHARE

Primary net loss per share is computed by dividing net loss attributable to common shareholders (net loss plus accrued dividends for the period on Series B and Series C Preferred Stock) by the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options are considered antidilutive and are not included in the weighted average number of common shares and common share equivalents outstanding.

     (l) BASIS OF PRESENTATION

The fiscal year of the Company consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year. However, for clarity of presentation, all information has been presented as if the fiscal year ended on July 31.

     (m) CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with federally insured institutions and in mutual funds. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. As a result, at July 31, 1997, the Company does not consider itself to have any significant concentrations of credit risk with respect to accounts receivable.

     (n) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, accounts receivable, notes receivable and notes payable are carried at amounts that reasonably approximate their fair values.

     (o) RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNING PER Share (FAS No. 128) which changes the computation and disclosure of earnings per share. FAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 with restatement of prior periods. The adoption of FAS No. 128 is not expected to have a material impact on the Company's earnings per share.

(3) ACQUISITIONS:

During fiscal 1997, the Company purchased the assets of four preschool centers in the Phoenix, Arizona metropolitan area. The total aggregate purchase price for these acquisitions was $775,000. Additional acquisition costs totaled approximately $144,000.

The acquisitions were accounted for as purchases. The amount of the purchase price in excess of net tangible assets acquired was allocated as follows: goodwill - $488,000; noncompete agreements - $96,000, and; customer base - $45,000.

Summarized below are the unaudited pro forma consolidated results of operations of the Company for the fiscal year ended July 31, 1997 assuming the acquisitions were consummated as of August 1, 1996. The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had these transactions been made at August 1, 1996 or of results which may occur in the future.

        Revenues                               $14,761,000
        Net loss                                (1,058,000)
        Net loss per common share                     (.52)

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

The acquisitions were accounted for as purchases. The amount of each purchase price in excess of net tangible assets acquired was allocated among the following intangible assets: goodwill-$584,087; noncompete agreements-$105,000; and customer base-$56,000.

(4) PRESCHOOL SERVICES, INC. AND UNUSUAL CHARGES:

In January 1994, the Board of Directors approved the transfer of a portion of the Company's operations to Preschool Services, Inc. (PSI), a Hawaii nonprofit corporation. PSI has certain contracts with the state of Hawaii to provide child care services, one of which is subject to annual renewal. The Company provides PSI with management, administration and educational programs for PSI's child care centers and leases substantially all of the equipment and other property necessary for the operation of the related child care centers to PSI under an Administrative Services Agreement, License and Equipment Lease (the PSI Agreement). The PSI Agreement stipulates that the Company is to receive an administrative services fee (the Administrative Fee) for providing the services described above. Pursuant to the PSI Agreement, the Administrative Fee equals 9% of PSI's adjusted gross revenues each month, subject to certain limitations.

During fiscal 1995, the Company agreed to defer future Administrative Fees and lease payments due from PSI until such time as PSI's cash flow is adequate to fund these fees, which the Company initially estimated would be no sooner than fiscal 1998. In connection with this deferral, the accumulated amounts due from PSI at July 31, 1995, were converted to a promissory note equal to the present value of the expected future payments to be received from PSI related to the balance of the receivable outstanding at July 31, 1995, over a period of seven years. The promissory note bears interest at 8.0%, with monthly payments due beginning January 1998 through July 2002. During fiscal 1997, the note receivable of $256,251 was fully reserved through a provision to unusual charges due to continued cash flow difficulties of PSI. In fiscal 1997 and 1996, all administrative fees were deferred which totaled $50,000 and $42,000, respectively.

The Company is the lessee under two leases for property subleased to PSI and is contingently liable for the lease payments to third-parties. Since the estimated future cash flows of PSI will not be sufficient to make the scheduled lease payments, the Company recorded a provision for these contingent liabilities of approximately $696,000 in fiscal 1997 and $418,000 in fiscal 1996 related to the remaining lease payments (less estimated sublease rental income) which are included in unusual charges. The reserve balance for these contingent liabilities at July 31, 1997 is approximately $822,000. In fiscal 1996, an allowance was provided for 1996 lease payments not paid by PSI to the Company totaling $374,000 in addition to unusual charges.

Due to continued operating losses incurred during 1996, PSI approved a plan to close certain schools prior to the expiration of the leases. In fiscal 1997, PSI decided to close the two schools prior to the expiration of the leases and relocate the children to other facilities. Since the estimated cash flows will not be sufficient to recover the leasehold improvements related to these two schools, the Company recorded impairment reserves for these assets which totaled approximately $162,000 in fiscal 1997 and $184,000 in fiscal 1996 which are included in unusual charges.

(5) PROPERTY AND EQUIPMENT:

Property and equipment and property and equipment leased to PSI at July 31, 1997 consist of the following:

                                                                 Property and
                                                  Property         Equipment
                                                And Equipment    Leased To Psi
                                                -------------    -------------
          Furniture and fixtures                $ 1,006,000       $   80,000
          Equipment                               1,512,000          267,000
          Vehicles                                  758,000           47,000
          Leasehold improvements                    934,000          981,000
                                                -----------       ----------
                                                  4,210,000        1,375,000
          Less-Accumulated depreciation and
           amortization                          (2,226,000)        (997,000)
          Less-Impaired asset reserve                    --         (260,000)
                                                -----------       ----------
                                                $ 1,984,000       $  118,000
                                                ===========       ==========
(6) CREDIT FACILITIES:

The Company has four credit facilities with a financial institution totaling $3,000,000: (i) a $500,000 revolving working capital line, bearing interest at prime (8.50 at July 31, 1997) plus 1.50%; (ii) a $500,000 note for the purchase of vehicles and equipment, bearing interest at prime plus 1.75%; (iii) a $1,000,000 nonrevolving line of credit for acquisition financing, bearing interest at prime plus 2.5%; and (iv) a $1,000,000 term loan which was used to refinance the Company's existing notes payable and capital leases, bearing interest at 10.42% annually. The credit facilities are secured by all of the Company's accounts receivable, inventory, furniture, vehicles and equipment. As of July 31, 1997, the amounts borrowed under the credit facilities listed above are as follows: working capital line - $224,000; equipment note - $151,000; acquisition financing line - $0; and term loan - $901,000.

Amounts borrowed under the working capital line are due in monthly installments of interest with all unpaid principal and interest due on April 24, 1998. Amounts borrowed under the equipment note and term loan are payable in monthly installments of principal and interest (see Note 7).

The Company is required to meet certain covenants under these credit facilities, including maintaining certain minimum net working capital balances and meeting certain net worth, debt and interest coverage ratios. The terms of the credit facilities, also limit the ability of the Company to sell assets without the consent of the bank.

The lines of credit are renewable each year on April 30. The Company expects to be able to renew the lines of credit under similar terms in the future. However, if the credit lines are not renewed, there is no assurance that they can be replaced.

As the result of refinancing certain debt, the Company recognized a gain of $67,000 in fiscal 1997 which is included in other income and gains in the accompanying statements of operations.

(7) NOTES PAYABLE:

Notes payable consist of the following:

      Installment notes payable to Imperial Bank,
      payable monthly with interest rates ranging
      from prime (8.50% at July 31, 1997) plus
      1.75% to 10.42%, maturing through July 2002,
      secured by accounts receivable, equipment,
      fixed assets and vehicles (approximately
      $726,000 at July 31, 1997)                                 $1,052,000

      Less-current portion                                          249,000
                                                                 ----------
      Long-term portion                                          $  803,000
                                                                 ==========
Repayment of notes payable are scheduled as follows:

         Year Ended
          July 31,
         ----------
           1998                                                  $  249,000
           1999                                                     272,000
           2000                                                     299,000
           2001                                                     207,000
           2002                                                      25,000
                                                                 ----------
                                                                 $1,052,000
                                                                 ==========
(8) COMMITMENTS AND CONTINGENCIES:

The Company leases 26 of its child care facilities and certain vehicles and equipment under agreements which have been classified as operating leases for financial reporting purposes. Under these agreements, the Company generally has responsibility for maintenance, utilities, taxes and insurance expenses. Certain agreements provide for the escalation of future rents based on the Consumer Price Index or other formulas. Renewal of the agreements are for periods of 5 to 25 years at the Company's discretion. Two of these child care facilities have been subleased to PSI.

For those leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent of approximately $357,000 at July 31, 1997. The liability will be satisfied through future rental payments.

The Company pays no rent at 5 of its child care centers. However, profit sharing arrangements exist with the owners of these facilities, all of which are managed for PSI. Amounts paid to the owners of these facilities are paid by PSI.

Future lease commitments under noncancelable operating leases are as follows:

              Year Ending
               July 31,
              -----------
                 1998                                   $ 3,034,000
                 1999                                     2,405,000
                 2000                                     2,102,000
                 2001                                     1,963,000
                 2002                                     1,510,000
                 Thereafter                               6,236,000
                                                        -----------
                                                        $17,250,000
                                                        ===========

During fiscal 1997 and 1996, the Company leased equipment used in two preschool facilities from an officer/stockholder for $2,000 per month. This lease expired in November 1996. The Company also leased four vehicles used at its preschool facilities during fiscal years 1997 and 1996 from officers/stockholders with aggregate monthly payments of approximately $2,000 per month through March 1997. The Company bought these four vehicles from the officers/stockholders in April 1997 for $31,000.

Total rent expense for operating leases, net of sublease income of $188,000 and $243,000 and including amounts paid to related parties of $72,000 and $51,000, was $2,750,000 and $2,296,000 for fiscal years 1997 and 1996, respectively.

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

Each of the agreements provide that if the Employee is terminated by the Company other than for cause or disability, or by the Employee for good reason (as defined in the agreements), the Company shall pay to the Employee (i) his or her salary through the termination date plus any accrued but unpaid bonuses, and
(ii) a lump sum payment equal to the sum of three years of the Employee's then current annual salary and an amount equal to all bonuses paid to the Employee in the three years immediately preceding termination. In addition, the Company must maintain until the first to occur of (i) the Employee's attainment of alternative employment or (ii) three years from the date of termination, the Employee's benefits under the Company's benefit plans to which the Employee and his or her eligible beneficiaries were entitled immediately prior to the date of termination. In addition, all options or warrants to purchase common stock held by the Employee on the date of termination become exercisable on the date of termination, regardless of any vesting provisions, and remain exercisable for the longer of one year from the date of termination or the then remaining unexpired term of such warrants or options.

The Company has an acquisition consulting and investor relations agreement with a consultant. Pursuant to the agreement, the consultant provides various acquisition consulting and investor relations services to the Company, including consulting with the Company on matters involving the financial community as well as internal financial matters. The agreement specifies monthly payments of $3,500 for investor relation services. Pursuant to the agreement, the Company granted the consultant, as additional consideration for consulting services, warrants to purchase 145,000 shares of the Company's common stock at a price of $1.21875 per share and 50,000 shares of the Company's common stock at a price of $1.375 per share and has agreed to reimburse the consultant for certain expenses. The agreement terminates on December 31, 1998 with an automatic renewal through December 31, 2000; however, the agreement may be terminated for cause (as defined in the agreement) upon ten days notice to the consultant.

The Company has a financial consulting agreement with another consultant. The agreement specifies monthly payments of $3,000 for financial consulting services and the Company has agreed to reimburse the consultant for certain expenses. Pursuant to the agreement, the Company granted warrants to the consultant to purchase 300,000 shares of the Company's common stock at an exercise price of $1.375 per share with respect to an initial 150,000 shares and an exercise price of $2.00 per share with respect to the remaining 150,000 shares. In addition to the compensation described above, the Company has agreed to pay the consultant a finder's fee in the event the Company effectuates a corporate restructuring, merger, joint venture or acquisition initiated by the consultant based on a percentage of the consideration of the transaction. The agreement terminates on November 3, 1998 and can be renewed for subsequent two year terms.

(9) DEFERRED GAIN ON SALE AND LEASEBACK OF PRESCHOOL FACILITIES:

In 1988, the Company entered into sale and leaseback agreements for three preschool facilities. The aggregate gain of $491,000 is being amortized as a reduction of rent expense over the lease terms of ten and fifteen years. The unamortized deferred gain on the sale and leaseback of these preschool facilities was $88,000 at July 31, 1997.

(10) SHAREHOLDERS' EQUITY:

The Company's authorized capital stock consists of 10,000,000 shares of common stock, par value $.01, and 1,000,000 shares of preferred stock par value $1.00.

     COMMON STOCK AND WARRANTS:

At July 31, 1995, the Company had outstanding warrants to purchase 1,000,000 shares of the Company's common stock. The warrants were issued as part of the Company's initial public offering in September 1987, and had an exercise price of $5.00 per share. On September 20, 1995, the expiration date of the warrants was extended until November 6, 1995 and the exercise price was reduced to $1.00 per share. As a condition of this extension and change in exercise price, warrant holders were able to exercise only one of every 16 warrants held or a total of 62,500 warrants. On November 6, 1995, warrants representing the right to purchase 47,074 shares of common stock were exercised, and the Company issued 47,074 shares of common stock in exchange for net proceeds of $40,000.

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

On May 16,1997, the Board of Directors of the Company authorized the redemption of all outstanding Rights of the Company at a redemption price of $.001 per Right. The Board fixed the close of business on May 19, 1997, as the record date for the determination of holders of common stock entitled to receive notice of the redemption and a check from the Company in payment of the applicable redemption price.

     SERIES B PREFERRED STOCK AND WARRANTS:

On April 6, 1990, the Company completed the sale of 500,000 shares of $1.00 par value Series A Preferred Stock for $500,000. On November 22, 1991, the Company issued 500,000 shares of its Series B Preferred Stock ("Series B") in exchange for its formerly issued Series A Preferred Stock and the Series A Preferred Stock was retired. The transaction also included the issuance of warrants to purchase up to 500,000 shares of the Company's common stock at any time during the period from April 6, 1990 to April 6, 1995 at $1.00 per share, subject to adjustment. On April 6, 1995, all 500,000 warrants were exercised. Proceeds from this issuance of common stock, net of issuance and registration costs of $34,000, were $466,000. Each share of Series B has a $1.00 per share liquidation preference, carries a $.10 per share annual cumulative dividend and is convertible into one share of the Company's common stock, subject to adjustment. Cumulative dividends payable on the Series B as of July 31, 1997 were $4,000. In September 1997, all of the outstanding shares of Series B Preferred Stock were converted into shares of common stock.

     SERIES C PREFERRED STOCK AND WARRANTS:

In December 1995, the Company completed a public offering of 333,333 newly issued shares of Series C Preferred Stock at $15 per share. Net proceeds from the offering were $4,026,000, which are being used primarily for expansion of the Company's operations, both through the opening of additional Company facilities and the acquisition of existing child care centers.

In February 1996, the underwriters of the public offering exercised their option to purchase 24,000 additional shares of Series C Preferred Stock to cover over-allotments. These shares were sold by the Company at the same price and same terms as those applicable to the initial offering of Series C Preferred Stock resulting in net proceeds to the Company of $298,000.

Each share of Series C carries a 9% annual cumulative dividend and is convertible into 7.0588 shares of the Company's common stock. Dividends payable after the first anniversary of the sale of the Series C may, at the option of the Company, be paid in shares of Common Stock having a fair market value equal to the amount of the dividend. Cumulative dividends payable on the Series C as of July 31, 1997 were $40,000.

The Series C ranks junior to the Company's Series B in terms of dividends and liquidation rights, but senior to all other capital stock of the Company.

At July 31, 1997, the Company had outstanding warrants to purchase an aggregate of 33,333 shares of Series C Preferred Stock.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future.

In fiscal 1997 and 1996 the valuation allowance was increased by $418,000 and $244,000, respectively, primarily due to the increase in the Company's net operating loss carryforwards. The net losses for both fiscal years was mainly attributable to the unusual charges recorded by Company for impairments of certain assets.

If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense. If, however, the Company achieves sufficient profitability to realize all of the deferred tax assets, the valuation allowance will be further reduced and reflected as an income tax benefit in future periods.

The components of the net deferred tax asset are as follows at July 31, 1997:

                                           Current      Long-Term      Total
                                           -------      ---------      -----
Deferred Tax Liabilities:
  Excess of book basis over tax
    basis in fixed assets                 $     --   $   (68,000)  $   (68,000)
  Other                                         --        (4,000)       (4,000)
                                          --------   -----------   -----------
                                                --       (72,000)      (72,000)
Deferred Tax Assets:
  Tax effect of net operating loss
    carryforwards                               --       732,000       732,000
  Allowance for doubtful accounts           14,000            --        14,000
  Accelerated tax depreciation                  --       206,000       206,000
  Deferred revenue                          37,000            --        37,000
  Accrued vacation and sick leave           81,000            --        81,000
  Accrued bonus                             14,000            --        14,000
  Deferred rent                             29,000       114,000       143,000
  Deferred gain on sale of real estate      18,000        17,000        35,000
  Asset impairment                              --        40,000        40,000
  Rental reserve                                --       329,000       329,000
  Intangible assets                             --        10,000        10,000
  Management fee reserve                        --       273,000       273,000
  Other                                         --         3,000         3,000
  Valuation allowance                           --    (1,150,000)   (1,150,000)
                                          --------   -----------   -----------
                                           193,000       574,000       767,000
                                          --------   -----------   -----------
  Net deferred tax assets                 $193,000   $   502,000   $   695,000
                                          ========   ===========   ===========

The Company's net operating loss carryforwards for federal income tax purposes, which comprise 38% of total deferred tax assets, at July 31, 1997, expire as follows:

                   2004                 $  384,000
                   2005                    861,000
                   2006                    564,000
                   2011                    286,000
                                        ----------
                                        $2,095,000
                                        ==========

The Company's net operating loss carryforwards for state income tax purposes totaled approximately $218,000, which begin to expire in 2001.

A reconciliation of the federal income tax rate to the Company's effective tax rate is as follows at July 31, 1997:
                                                    1997       1996
                                                    ----       ----
          Statutory federal rate                    (34)%     (34)%
          State taxes, net of federal benefit        (6)       (6)
          Increase in valuation allowance            40        40
                                                    ---       ---
                                                      0%        0%
                                                    ===       ===

(12) RELATED PARTY TRANSACTIONS:

Certain officers of the Company have personally guaranteed child care facility lease payments to nonrelated parties. In addition, certain officers of the Company have personally guaranteed the Company's outstanding debt. As of July 31, 1997, the aggregate amounts of lease payments and other obligations guaranteed by these officers totaled approximately $3,425,000.

(13) EMPLOYEE BENEFIT PLANS:

     1987 STOCK OPTION PLAN

The Company's Stock Option Plan (the "1987 Plan") was adopted by the Board of Directors and approved by the stockholders in July 1987. Only employees (including officers and directors, subject to certain limitations) are eligible to receive options under the 1987 Plan, under which 240,000 shares of common stock are authorized for issuance. To date, options to purchase 219,632 of such shares have been granted; such options have terms of five to ten years, with exercise prices of $0.50 to $2.375 per share, which is generally the fair market value of the underlying shares as of the date of grant. Options are generally subject to a three or five-year vesting schedule.

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

     1995 STOCK OPTION PLAN

The Company's 1995 Stock Option Plan (the "1995 Plan") authorizes the Board to grant options to employees of the Company to purchase up to an aggregate of 500,000 shares of common stock. Officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1995 Plan. To date, options to purchase 391,126 of such shares have been granted, with exercise prices of $1.1875 to $1.5125, per share. Options may be non-qualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1995 Plan are not transferable and expire eleven years after the date of grant (ten years in the case of incentive stock options). The per share exercise price of an incentive stock option granted under the 1995 Plan may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant.

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

     NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

The Company's Non-Employee Directors Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors in May 1995. Only non-employee directors are eligible to receive options under the Directors' Plan, under which 100,000 shares are authorized for issuance. To date, options to purchase 40,000 shares of common stock have been granted; such options have a term of six years with an exercise price of $1.1875 to $2.1875 per share, which was the fair market value of the underlying shares on the date of grant. Except for options granted on the effective date of the Directors' Plan, which are fully vested, all options granted under the Directors' Plan will be subject to a one-year vesting schedule. All options granted or to be granted under the Directors' Plan are non-qualified stock options.

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

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related Interpretations in accounting for its employee stock options instead of adopting the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (FAS No.
123). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.0% and 6.0%; dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of .657 and .648; and a weighted-average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting period. Had the Company accounted for its stock option plans and recorded compensation cost in accordance with FAS No. 123, the Company's pro forma net loss and net loss per share for the year ended July 31 would have been as follows:
                                                           1997          1996
                                                        ----------    ----------
   Net loss available for common stock - as reported    $1,609,000    $1,202,000
   Net loss available for common stock - pro forma       1,623,000     1,223,000
   Net loss per share - as reported                            .52           .40
   Net loss per share - pro forma                              .53           .41

A summary of the Company's stock option activity, and related information for the years ended July 31 follows:
                                          1997                    1996
                               ------------------------ ------------------------
                                       Weighted-Average         Weighted-Average
                               Options  Exercise Price  Options  Exercise Price
                               -------  --------------  -------  --------------
Outstanding-beginning of year  630,000      $1.45       610,000      $1.43
Granted                         56,126       1.29        26,189       2.02
Exercised                      (25,368)      0.94            --         --
Canceled                       (10,000)      2.25        (6,189)      1.38
                               -------      -----       -------      -----
Outstanding-end of year        650,758      $1.45       630,000      $1.45
                               =======      =====       =======      =====
Exercisable at end of year     493,317      $1.43       396,480      $1.45
                               =======      =====       =======      =====
Weighted-average fair value
 of options granted during
 the year                      $  1.29                  $  2.02
                               =======                  =======

Exercise prices for options outstanding as of July 31, 1997 ranged from $.50 to $2.375. The weighted-average remaining contractual life of those options is 5 years.

     401(K) PLAN

The Company has a contributory retirement plan (the 401(k) Plan) for the majority of its employees with at least one year of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Code.

The 401(k) Plan provides that each participant may contribute up to 20% of their salary, not to exceed the statutory limit. The Company will make a fixed-matching contribution equal to 25% of each participant's contribution, up to a maximum of 2% of total annual cash compensation received by respective participants. Under the terms of the 401(k) Plan, the Company may also make discretionary year-end contributions. Each participant has the right to direct the investment of his or her funds among certain named plans.

(14) SUBSEQUENT EVENTS:

On September 2, 1997, the Company announced it had signed a definitive agreement to combine with Education Alternatives, Inc. (EAI). Under the agreement, Sunrise will operate as a wholly owned subsidiary of EAI.

Under the agreement, EAI is to acquire the Company for approximately $13.5 million in cash and stock, subject to adjustment. If the cash and stock paid by EAI is valued at $13.5 million, Sunrise common shareholders will receive a per share value of $1.92 and preferred shareholders will receive a value of $15.00 per share.

EAI, based out of Minneapolis, operates private schools and has been awarded a contract to operate 12 charter schools in Arizona.

It is expected that the exchange of shares will be tax-free to Sunrise shareholders and that the merger, which is subject to the approval of shareholders of both companies and certain other conditions, will be completed by early January 1998.

During fiscal 1997, PSI was selected to operate charter schools in the State of Arizona. In September 1997, PSI opened several schools as Sunray Charter
Schools. The Company entered into an agreement to manage and lease space to Sunray Charter Schools.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As reported on a current report on Form 8-K, dated May 1, 1996 (the "Form 8-K"), the Company engaged Ernst & Young LLP as its independent auditors for the fiscal year ended July 31, 1996 to replace the firm of Arthur Andersen LLP, who was dismissed at the same time. The decision to change accountants was approved by the Board of Directors of the Company.

         The reports of Arthur Andersen LLP on the Company's financial statements for the two fiscal years ended July 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended July 31, 1995 and 1994, and in subsequent interim periods, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP not to respond fully to any inquiries from Ernst & Young LLP.

         The Company requested Arthur Andersen LLP furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated May 1, 1996, was filed as Exhibit 1 to the Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of September 30, 1997. A summary of the background and experience of each of these individuals is set forth after the table.

         The directors and executive officers of the Company are:

      Name                   Age                  Position
      ----                   ---                  --------
James R. Evans               50         Chairman of the Board, President

Dr. Richard H. Hinze         76         Director

Robert A. Rice               42         Director

Barbara L. Owens             49         Director, Executive Vice President,
                                        Secretary & Treasurer

Jennifer L. Andrew           33         Chief Financial Officer

         The Board of Directors currently consists of four members and is classified into three classes with each class holding office for a three-year period. The terms of Ms. Owens and Mr. Rice expire in 1997; the term of Dr. Hinze expires in 1998; and the term of Mr. Evans expires in 1999. Under the Company's Restated Certificate of Incorporation (the "Certificate"), the number of directors may be increased to nine. The Certificate limits the liability of directors and restricts the removal of board members under certain circumstances.

         Mr. Evans and Ms. Owens have employment agreements with the Company, and Ms. Andrew serves at the pleasure of the Board of Directors, subject to a severance agreement. See "EXECUTIVE COMPENSATION -- Employment Contracts." There are no family relationships among the directors and executive officers.

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

         BARBARA L. OWENS was a consultant to the Company beginning in February 1987, and became a full-time employee as Vice President-Operations in June 1987. Ms. Owens became a Director in March 1988, Secretary in August 1988, Treasurer in May 1989 and Executive Vice President in September 1989. Ms. Owens has substantial experience in the child care industry, including employment for 13 years at Palo Alto Educational Systems, Inc., which had approximately 30 child care centers in four states when it was sold to Gerber Children's Center, Inc. in October 1984. Ms. Owens' positions at Palo Alto Educational Systems, Inc. included President and Chief Operating Officer. After that time, Ms. Owens provided child care consulting services to various organizations in the United States. Ms. Owens currently serves on an editorial panel of the Child Care Information Exchange, a national child care publication. Ms. Owens has also given presentations at various annual conferences of the National Association of Early Childhood Professionals.

         JENNIFER L. ANDREW has been the Chief Financial Officer of the Company since June 20, 1997. From 1995 to June 1997, Ms. Andrew served as the Chief Financial Officer of Regional Health Services Corp. in Casa Grande, Arizona. From 1992 to 1995, Ms. Andrew served as the Director of Patient Services for the University of Arizona Medical Center in Tucson, Arizona. Ms. Andrew has resigned her position with the Company effective November 14, 1997.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending July 31, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation paid to the Company's President (the Chief Executive Officer of the Company) and to the Company's other most highly compensated executive officers other than the President whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended July 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                                ------------------------------
                                      Annual Compensation              Awards          Payouts
                                 -----------------------------  ---------------------- -------
                                                                Restricted  Securities
      Name and          Fiscal                    Other Annual    Stock     Underlying   LTIP      All Other
 Principal Position      Year    Salary    Bonus  Compensation   Award(s)    Option(s)  Payouts  Compensation(1)
 ------------------      ----    ------    -----  ------------   --------    --------- --------  ---------------
James R. Evans           1997   $223,904  $   -0-    $-0-        $-0-          7,500      $-0-       $-0-
Chairman of the          1996    173,813   45,746     -0-         -0-        373,200       -0-        -0-
Board and President      1995    168,750   65,151     -0-         -0-            -0-       -0-        -0-

Barbara L. Owens         1997    146,702      -0-     -0-         -0-          7,500       -0-        -0-
Executive Vice           1996     98,494   45,746     -0-         -0-        135,858(2)    -0-        -0-
President, Secretary     1995     95,625   52,777     -0-         -0-            -0-       -0-        -0-
and Treasurer

----------

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

     The table below sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended July 31, 1997. In accordance with the rules of the Securities and Exchange Commission, shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on the assumed rates off annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option terms.

                        OPTION GRANTS IN FISCAL YEAR 1997

                                            Individual Grants
                 ------------------------------------------------------------------------------
                                 % of Total                              Potential Realizable
                   Number of      Options                                  Value at Assumed
                  Securities     Granted to                              Annual Rates of Stock
                  Underlying    Employees in                             Price Appreciation for
                 Stock Options     Fiscal    Exercise Price   Expiration     Option Term(2)
         Name    Granted (#)(1)     Year      per Share ($)     Date       5% ($)    10%($)
         ----    --------------  --------    --------------   ----------  --------  --------
James R. Evans      7,500          16.25%        1.5125        07/01/2007   5,454    15,404

Barbara L. Owens    7,500          16.25%        1.5125        07/01/2007   5,454    15,404

-----------
(1) All options were granted under the Company's 1995 Stock Option Plan and are immediately exercisable.

(2) The potential realizable dollar value of a grant is the product of (a) the difference between: (i) the product of the per share market price on the date of grant and the sum of one plus the appreciation rate raised to the term of the option (the future value of the option at the stock price appreciation rate); and (ii) the per-share exercise price of the option; and (b) the number of shares underlying the grant at fiscal year-end.

         The following table sets forth certain information concerning each exercise of stock options during the year ended July 31, 1997 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each such Named Executive Officer.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        OPTION VALUE AS OF JULY 31, 1997

                                                                                    Value of Unexercised
                                                  Number of Unexercised Options         In-the-Money
                                                      at Fiscal Year End (#)     Options at Fiscal Year End ($)
               Shares Acquired                    -----------------------------  ------------------------------
    Name       on Exercise (#) Value Realized ($) Exercisable    Unexerciseable  Exercisable     Unexerciseable
    ----       --------------- ------------------ -----------    --------------  -----------     --------------
James R. Evans     6,885           $19,600          236,681         145,454        $17,027           $7,345

Barbara L. Owens     -0-               -0-          155,050             -0-         37,204              -0-

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are entitled to receive $500 per meeting attended, plus reimbursement of reasonable expenses; directors who are employees of the Company do not receive compensation for such services. Directors who are not employees of the Company also participate in the Company's Non-Employee Directors Stock Option Plan and receive the compensation outlined in the description of such plan below.

EMPLOYMENT CONTRACTS

         On October 15, 1993, the Compensation Committee approved employment agreements with James R. Evans for services as President and with Barbara L. Owens for services as Executive Vice President, Secretary and Treasurer (Mr. Evans and Ms. Owens are sometimes collectively referred to herein as the "Employee"). These agreements were subsequently amended on September 16, 1994 and May 4, 1995. As amended, the agreements require Mr. Evans and Ms. Owens to devote their full-time to the Company and provide for a base salary, currently $229,783 and $150,034 per year, respectively, may be increased on August 1 of each year to reflect increases in the National Consumer Price Index of the preceding year. The Employee is entitled to receive bonuses in the discretion of the Compensation Committee to be paid in accordance with Company bonus plans in effect from time to time. Each of the agreements has a perpetual three-year term, such that on any given date each agreement has a three-year remaining term. The agreements may not be terminated unilaterally by the Company, except for cause, which includes (i) conviction of a felony that impairs the ability of the Employee to perform his or her duties with the Company or (ii) failure of performance as determined by the Board. The agreements provide that the salaries of Mr. Evans and Ms. Owens will be reviewed annually, but such salaries may not be decreased.

         Each of the agreements provides that if the Employee is terminated by the Company other than for cause or disability, or by the Employee for good reason (as defined in the agreements), the Company shall pay to the Employee (i) his or her salary through the termination date plus any accrued but unpaid bonuses, and (ii) a lump sum payment equal to the sum of three years of the Employee's then current annual salary and an amount equal to all bonuses paid to the Employee in the three years immediately preceding termination. In addition, the Company must maintain the Employee's benefits under the Company's benefit plans to which the Employee and his or her eligible beneficiaries were entitled immediately prior to the date of termination until the first to occur of (i) the Employee's attainment of alternative employment or (ii) three years from the date of termination, If the Employee requests, the Company must also assign to the Employee any assignable insurance policy on the life of the Employee owned by the Company at the end of the period of coverage. In addition, all options or warrants to purchase Common Stock held by the Employee on the date of termination become exercisable on the date of termination, regardless of any vesting provisions, and remain exercisable for the longer of one year from the date of termination or the then remaining unexpired term of such warrants or options. If the Employee is terminated for cause or if the Employee terminates his or her employment other than for good reason (as defined in the agreement), the Company's only obligation is to pay the Employee his or her base salary and accrued vacation pay through the date of termination.

         If the Employee is incapacitated due to physical or mental illness during the term of his or her employment, the agreements provide that the Company shall pay to the Employee a lump sum equal to two years of the Employee's then current base compensation and all bonuses paid to the Employee in the two years preceding the date of termination due to illness. If the Employee dies during his or her employment, the only benefits payable to his or her estate under the agreements are those payable pursuant to the Company's survivor's benefits insurance and other applicable programs and plans then in effect.

         If the Employee's employment is terminated, the Company has agreed to indemnify the Employee for claims and expenses associated with certain personal guarantees made by the Employee. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In addition, the Company has agreed to use its best efforts to secure the release of such personal guarantees.

         In July 1997, the Company entered into a letter agreement with Ms. Andrew that provides for a lump sum payment equal to six months of her then base salary if her employment is terminated without "cause" or if she resigns for "good reason" following a "change in control" (as such terms are defined in the letter agreement) of the Company. The letter agreement also provides for the continuation of Company benefits provided to Ms. Andrew as of the date of termination until the first to occur of (i) Ms. Andrew's attainment of alternative employment or (ii) three years from the date of termination.

STOCK OPTION PLANS

         1987 STOCK OPTION PLAN

         The Company's Stock Option Plan (the "1987 Plan") was adopted by the Board of Directors and approved by the stockholders in July 1987. Only employees (including officers and directors, subject to certain limitations) are eligible to receive options under the 1987 Plan, under which 240,000 shares of Common Stock are authorized for issuance. As of September 30, 1997, options to purchase 219,632 of such shares have been granted; such options have terms of five to ten years, with exercise prices of $0.50 to $2.375 per share, which is generally the fair market value of the underlying shares as of the date of grant. Options are generally subject to a three or five-year vesting schedule.

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

         At September 30, 1997, under the 1995 Plan, options to purchase 391,126 shares of Common Stock were issued and outstanding, with terms ranging from five to ten years. The exercise prices of all such options range from $1.1875 to $1.5125 per share.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         The Company's Non-Employee Directors Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors in May 1995. Only non-employee directors are eligible to receive options under the Directors' Plan, under which 100,000 shares are authorized for issuance. As of September 30, 1997, options to purchase 40,000 shares of Common Stock have been granted; such options have a term of six years with an exercise prices ranging from $1.1875 to $2.1875 per share, which was the fair market value of the underlying shares on the date of grant. Except for options granted on the effective date of the Directors' Plan, which are fully vested, all options granted under the Directors' Plan will be subject to a one-year vesting schedule. All options granted or to be granted under the Directors' Plan are non-qualified stock options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock, on a combined basis, as of October 3, 1997, by (i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) the President of the Company and other executive officers with annual compensation greater than $100,000 (including salary and bonus); and (iv) all executive officers and directors of the Company as a group. Each share of the Company's Preferred Stock is convertible into
7.0588 shares of Common Stock.

                                      Shares of Common and Series B and Series C
                                           Preferred Stock Beneficially Owned
                                      ------------------------------------------
                                              Number of Shares    Percent of
Name and Address(1)                          Beneficially Held     Ownership
-------------------                          -----------------     ---------
James R. Evans (2)                                  893,438          3.4%
Barbara L. Owens (3)                                160,493          2.3%
Jennifer L. Andrew                                       --           --
Robert A. Rice (4)                                   32,187            *
Dr. Richard H. Hinze (5)                             31,000            *
Private Opportunity Partners II, Ltd. (6)           541,116          8.0%
All directors and executive officers as a group   1,117,118         15.5%
(5 persons)
----------
* Represents beneficial ownership of not more than 1% of the outstanding common stock.

(1) Unless otherwise noted, each of the executive officers and directors has an address at c/o The Company, 9128 East San Salvador, Suite 200, Scottsdale, Arizona 85258.
(2) Includes 235,681 shares issuable pursuant to options exercisable within 60 days.
(3) Includes 155,050 shares issuable pursuant to options exercisable within 60 days.
(4) Includes 30,000 shares issuable pursuant to options exercisable within 60 days.
(5) Includes 30,000 shares issuable pursuant to options exercisable within 60 days.
(6) Information with respect to Private Opportunity partners II, Ltd. is provided in reliance upon information included in a Schedule 13D filed by such stockholder dated February 12, 1997. The address for Private Opportunity Partners II, Ltd. is c/o B C Capital Corp., 201 S. Biscayne Blvd., Suite 2950, Miami, Florida 33131.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         James R. Evans and Barbara L. Owens have personally guaranteed various child care facility lease payments and other obligations to third parties. As of July 31, 1997, the aggregate amounts of lease payments and other obligations guaranteed by Mr. Evans and Ms. Owens were approximately $3,728,000 and $899,000, respectively. In addition, the Company leased equipment used in two child care centers and three vehicles from Mr. Evans and Ms. Owens. Monthly lease payments made by the Company under such leases to Mr. Evans and Ms. Owens in fiscal year 1997 were approximately $3,000 and $600, respectively. The prescribed lease rates reflected fair rental value at the time the leases were entered into. In May 1997, the vehicles were purchased by the Company and the leases were terminated in accordance with the terms thereof. The Company paid approximately $15,000 and $17,000, respectively, to Mr. Evans and Ms. Owens for the buy-out of the vehicle leases. Both Mr. Evans and Ms. Owens have employment agreements with the Company. See "EXECUTIVE COMPENSATION -- Employment Contracts."

         In early 1994, the Board of Directors approved the transfer to PSI of a portion of the Company's operations. Because of PSI's non-profit status, PSI is eligible to receive certain grants and subsidies. Pursuant to the PSI Agreement, the Company provides PSI with management, administrative and operational services and educational programs. Additionally, pursuant to the PSI Agreement, the Company leases to PSI all of the equipment and other property necessary for the operation of PSI's child care centers. Barbara L. Owens is the President and James R. Evans is the Vice President of PSI. Dr. Richard Hinze, Ms. Owens and Mr. Evans are directors of PSI. No directors or officers of the Company are members of PSI and none of them receive any compensation from PSI.

         The PSI Agreement stipulates that the Company is to receive an administrative services fee for providing the services described above. During fiscal 1995, the Company agreed to defer future administrative fees and lease payments due from PSI (which in the aggregate are approximately $170,000 annually) until such time as PSI's cash flow is adequate to fund these fees. In connection with this deferral, the accumulated amounts due from PSI at July 31, 1995 were converted to a promissory note equal to the present value of the expected future payments to be received from PSI related to the balance of the receivable outstanding at July 31, 1995, over a period of seven years. This resulted in a reduction in the outstanding receivable balances through a charge to the provision for bad debts of $176,500. The promissory note bears interest at 8.0%, with monthly payments due beginning January 1998 through July 2002.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

  Exhibit                                                        Page Number or
  Number                 Description                            Method of Filing
  -------                -----------                            ----------------
   3.1  Restated Certificate of Incorporation of Registrant              (1)
   3.2  Certificate of Amendment to Restated Certificate of             (14)
        Incorporation
   3.3  Second Certificate of Amendment to Restated Certificate of      (17)
        Incorporation
   3.4  Certificate of Designation of Series B Preferred Stock of        (7)
        Registrant, dated November 21, 1991
3.5(a)  Certificate of Designation of Series C Preferred Stock of       (19)
        Sunrise Preschools, Inc. dated November 3, 1995
3.5(b)  First Certificate of Amendment to Certificate of Designation    (19)
        of Series C Preferred Stock, dated December 15, 1995
3.5(c)  Second Certificate of Amendment to Certificate of Designation   (19)
        of Series C Preferred Stock, dated December 19, 1995
   3.6  Bylaws of Registrant, as amended                                 (1)
   4.1  Preferred Shares Rights Agreement, dated February 10, 1995,     (12)
        between Sunrise Educational Services, Inc. and American
        Securities Transfer, Incorporated, including the Certificate of Designation of Rights, Preferences and Privileges of
        Series A Participating Preferred Stock, the form of Rights
        Certificate and the Summary of Rights attached thereto as
        Exhibits A, B and C, respectively.
  10.1  Lease Agreement dated January 31, 1983 between Earl H.           (1)
        Jones and Venture Educational Programs, Inc.
  10.2  Lease Agreement dated April 1, 1984 between McClintock           (1)
        Associates Limited Partnership, an Arizona limited
        partnership, and Venture Educational  Programs, Inc.
  10.3  Lease Agreement dated October 24, 1986 between Peoria            (1)
        Investment Company, Inc. an Arizona corporation, and
        Sunrise Educational Services, Inc., an Arizona corporation
  10.4  Lease Agreement dated October 16, 1986 between Sun School        (1)
        I Limited Partnership, an Arizona limited partnership, and Sunrise Educational Services, Inc., an Arizona corporation

   Exhibit                                                       Page Number or
   Number                 Description                           Method of Filing
   -------                -----------                           ----------------
   10.5  Lease Agreement dated April 1, 1986, between Sunrise            (1)
         Partners, an Arizona corporation, and Sunrise Educational
         Services, Inc., an Arizona corporation
   10.6  Lease Agreement dated February 5, 1987, between Sun             (1)
         School II Limited Partnership, an Arizona limited partnership, and Sunrise Educational Services, Inc., an Arizona
         corporation
   10.7  Lease Agreement dated June 26, 1987, between Huber Farm         (1)
         Service of Phoenix, Inc., an Arizona corporation, and Sunrise Educational Services, Inc., a Delaware corporation
   10.8  Lease Agreement dated June 26, 1987, between Huber Farm         (1)
         Service of Phoenix, Inc., an Arizona corporation, and Sunrise Educational Services, Inc., a Delaware corporation
   10.9  Equipment Lease between James R. Evans and Sunrise              (1)
         Educational Services, Inc.
  10.10  Lease Agreement, dated July 29, 1988, between Sunrise           (2)
         Educational Services, Inc. and Investad, Inc.
  10.11  Lease Agreement, dated July 25, 1988, between Sunrise           (2)
         Educational Services, Inc., and LV Properties, an Arizona
         general partnership
  10.12  Lease Agreement, dated May 12, 1988, between Sunrise            (2)
         Educational Services, Inc. and Jaymark Komer and Eugene
         Victor Komer and Ruth Lena Komer, as Trustees of the
         Komer Family Trust dated December 30, 1980
  10.13  Lease Agreement, dated July 29, 1988, between Sunrise           (2)
         Educational Services, Inc. and Kailua Beach Center, Inc.
  10.14  Lease Agreement, dated January 11, 1988, between Sunrise        (3)
         Educational Services, Inc. and Mercado Developers
  10.15  Amendment of Lease Agreement dated March 8, 1990                (4)
         between Sunrise Educational Services, Inc. and Jaymark
         Komer and Komer Family Trust dated May 12, 1988
  10.16  Purchase Agreement and Registration Rights Agreement dated      (5)
         April 6, 1990, between Sunrise Educational Services, Inc. and
         Lepercq Capital Management, Inc.
  10.17  Vehicle Use Agreement dated February 14, 1991 between           (6)
         Sunrise Educational Services, Inc. and James R. Evans
  10.18  Vehicle Use Agreement dated February 14, 1991 between           (6)
         Sunrise Educational Services, Inc. and Barbara L. Owens

  Exhibit                                                        Page Number or
  Number                Description                             Method of Filing
  ------                -----------                             ----------------
  10.19  Lease Agreement, dated July 1, 1991, between Sunrise           (6)
         Educational Services, Inc., and Maruni Arizona, Inc.
  10.20  Purchase Agreement, dated November 18, 1991, between           (7)
         Sunrise Educational Services, Inc., LN Investment Capital
         Limited Partnership, Lepercq Investment Limited Partnership
         II and LN Investment Capital Limited Partnership II
  10.21  Amendment of Lease, dated July 22, 1992,  between Sunrise      (8)
         Educational Services, Inc. and Jaymark Komer and Komer
         Family Trust
  10.22  Management Agreement, dated November 14, 1993, between        (11)
         United Church of Christ and Sunrise Educational Services,
         Inc.
  10.23  Vehicle Use Agreement dated June 15, 1993 between Sunrise      (9)
         Educational Services, Inc. and James R. Evans
  10.24  Vehicle Use Agreement dated June 15, 1993 between Sunrise      (9)
         Educational Services, Inc. and Barbara L. Owens
  10.25  Term Sheet Agreement, dated December 7, 1992, between Joy      (9)
         of Christ Lutheran Church and Sunrise Educational Services,
         Inc.
  10.26  Agreement between Lutheran Church of Honolulu and Sunrise      (9)
         Educational Services, Inc., dated May 19, 1993
  10.27  Employment Agreement between Sunrise Educational Services,    (10)
         Inc. and James R. Evans, dated October 15, 1993.*
  10.28  Employment Agreement between Sunrise Educational Services,    (10)
         Inc. and Barbara L. Owens, dated October 15, 1993.*
  10.29  Administrative Services Agreement, License, and Equipment     (11)
         Lease, dated February 1, 1994, between Sunrise Educational
         Services, Inc. and Preschool Services, Inc.
  10.31  First Amendment to Employment Agreement between Sunrise       (13)
         Educational Services, Inc. and James R. Evans, dated
         September 16, 1994.*

  Exhibit                                                        Page Number or
  Number                 Description                            Method of Filing
  ------                 -----------                            ----------------
  10.32  First Amendment to Employment Agreement between Sunrise         (13)
         Educational Services, Inc. and Barbara L. Owens, dated
         September 16, 1994.*
  10.33  Acquisition Consulting and Investor Relations Agreement         (14)
         between Sunrise Educational Services, Inc. and Miller Capital Corporation, dated April 14, 1995
  10.34  Second Amendment to Employment Agreement between                (14)
         Sunrise Educational Services, Inc. and James R. Evans, dated
         May 4, 1995*
  10.35  Second Amendment to Employment Agreement between                (14)
         Sunrise Educational Services, Inc. and Barbara L. Owens,
         dated May 4, 1995*
  10.36  Asset Purchase Agreement between Children's Choice              (15)
         Learning Center, Inc. and Sunrise Preschool, Inc. dated
         June 26, 1996, with one amendment dated June 28, 1996
  10.37  Form of Credit and Security Agreement between Imperial          (18)
         Bank and Sunrise Educational Services, Inc., dated April,
         1997
  10.38  Sunrise Preschools, Inc. Stock Option Plan                      (1)
  10.39  Sunrise Preschools, Inc. 1995 Stock Option Plan                  **
  10.40  Sunrise Preschools, Inc. Nonemployee Directors Stock             **
         Option Plan
     16  Letter from Arthur Andersen LLP on Change in Certifying         (16)
         Accountant
     21  List of Subsidiaries                                             **
     23  Consent of Ernst & Young LLP                                     **
     27  Financial Data Schedule                                          **
----------
* Represents a management contract required to be filed as an exhibit to the Form 10-KSB pursuant to Item 14(c) of Form 10-KSB.

**       Filed herewith.

(1)  Incorporated by reference to exhibits to Form S-1 filed July 10, 1987.
(2) Incorporated by reference to exhibits to Form 10-K filed on or about October 31, 1988.
(3) Incorporated by reference to exhibits to Form 10-K filed on or about October 30, 1989.
(4) Incorporated by reference to exhibits to Form 10-Q filed on or about January 31, 1990.
(5) Incorporated by reference to exhibits to Form 8-K filed on or about April 20, 1990.
(6) Incorporated by reference to exhibits to Form 10-K filed on or about October 28, 1991.
(7) Incorporated by reference to exhibits to Form 10-Q filed on or about December 16, 1991.
(8) Incorporated by reference to exhibits to Form 10-K filed on or about October 21, 1992.
(9) Incorporated by reference to exhibits to Form 10-KSB filed on or about October 8, 1993.
(10) Incorporated by reference to exhibits to Form 10-QSB filed on or about March 14, 1994.
(11) Incorporated by reference to exhibits to Form 10-KSB for the fiscal year ended July 31, 1994.
(12) Incorporated by reference to exhibits to Form 8-K filed on or about February 10, 1995.
(13) Incorporated by reference to exhibits to Form 10-QSB filed on or about March 10, 1995.
(14) Incorporated by reference to exhibits to Form SB-2 filed October 23, 1995.
(15) Incorporated by reference to exhibits to Form 8-K filed on or about September 9, 1996
(16) Incorporated  by reference to exhibits to Form 8-K filed on or about
     May 1, 1996.
(17) Incorporated by reference to exhibits to Form 8-K filed on or about February 18, 1997.
(18) Incorporated by reference to exhibits to Form 10-QSB filed March 11, 1997.
(19) Incorporated by reference to exhibits to Form SB-2 filed on or about June 13, 1997.

(b) REPORTS ON FORM 8-K.

    No report on Form 8-K was filed during the quarterly period ended July 31, 1997.

(c) FINANCIAL STATEMENTS

    (1) Independent Auditors Reports
        Ernst & Young LLP                                              Page 21

    (2) Consolidated Financial Statements and Notes to Consolidated
        Financial Statements of the Company for the fiscal years
        ended July 31, 1997 and 1996                                   Page 22

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

                                              SUNRISE EDUCATIONAL SERVICES, INC.
                                              a Delaware corporation


Date:    October 29, 1997                     By /s/ James R. Evans
                                                ----------------------------
                                                     James R. Evans, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                        Date
---------                               -----                        ----

/s/ James R. Evans            Chairman of the Board, and        October 29, 1997
----------------------------  President (Principal Executive
James R. Evans                Officer)

/s/ Jennifer L. Andrew        Chief Financial Officer           October 29, 1997
----------------------------  (Principal Financial Officer;
Jennifer L. Andrew            Principal Accounting Officer)

/s/ Robert A. Rice            Director                          October 29, 1997
----------------------------
Robert A. Rice

/s/ Richard H. Hinze          Director                          October 29, 1997
----------------------------
Richard H. Hinze

/s/ Barbara L. Owens          Director                          October 29, 1997
----------------------------
Barbara L. Owens