Form 10QSB
period 1997-10-31
SUNRISE EDUCATIONAL SERVICES INC
filed 1997-12-16
CIK 818695

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 1997
                  ----------------

Commission File Number 0-16425
                      ------------


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


                                 (602) 860-1611
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL ANNUAL, QUARTERLY AND OTHER REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                      YES  X
                                         -----
                                      NO
                                         -----

THE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK OUTSTANDING AS OF NOVEMBER 28, 1997 WAS 4,335,095 SHARES.

                       SUNRISE EDUCATIONAL SERVICES, INC.

                                TABLE OF CONTENTS


                                                                          Page
==============================================================================

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements

          Consolidated Balance Sheets
            October 31, 1997 and July 31, 1997                              3

          Consolidated Statements of Operations
            For the Three Months Ended October 31, 1997 and 1996            4

          Consolidated Statements of Cash Flows
            For the Three Months Ended October 31, 1997 and 1996            5

          Notes to Consolidated Financial Statements                        6


     Item 2 Management's  Discussion  and Analysis of
             Financial Condition and Results of Operations                  7


PART II OTHER INFORMATION

     Item 4 Submission of Matters to a Vote of Security Holders            10

     Item 6 Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                                 11

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                Sunrise Educational Services, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                        October 31, 1997  July 31, 1997
=======================================================================================
                               ASSETS                      (Unaudited)
Current Assets
  Cash and Cash Equivalents                               $ 1,219,141     $ 1,212,806
  Accounts Receivable, net                                    775,666         746,570
  Prepaid Expenses                                            241,242         542,515
  Deferred Tax Asset, current portion                         193,358         193,358
  Inventory and Other Current Assets                           29,461          33,323
-------------------------------------------------------------------------------------
     Total Current Assets                                   2,458,868       2,728,572

Property and Equipment, net                                 1,714,887       1,983,694
Property and Equipment Held for Lease, net                    313,470         118,378
Deferred Tax Asset, net of current portion                    502,000         502,000
Intangible Assets, net                                      1,244,987       1,252,559
Deposits and Other Assets                                     472,672         337,968
-------------------------------------------------------------------------------------
     Total Assets                                         $ 6,706,884     $ 6,923,171
=====================================================================================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Line of Credit                                          $   223,754     $   223,754
  Accounts Payable                                            329,436         297,973
  Accrued Expenses                                            493,305         733,376
  Dividends Payable on Preferred Stock                        168,310          44,372
  Notes Payable and Capital Leases, current portion           248,865         248,865
  Accrued Rental Reserve, current portion                     176,819         341,808
  Deferred Rent, current portion                               79,492          73,026
  Deferred Gain on Sale and Leaseback of
     Preschool Facilities, current portion                     45,003          45,003
-------------------------------------------------------------------------------------
     Total Current Liabilities                              1,764,984       2,008,177
-------------------------------------------------------------------------------------
Notes Payable and Capital Leases, net of current portion      823,384         802,696
-------------------------------------------------------------------------------------
Accrued Rental Reserve, net of current portion                480,000         480,000
-------------------------------------------------------------------------------------
Deferred Rent, net of current portion                         265,427         283,833
-------------------------------------------------------------------------------------
Deferred Gain on Sale and Leaseback of Preschool
 Facilities, net of current portion                            38,862          42,645
-------------------------------------------------------------------------------------
Shareholders' Equity
  Preferred Stock, $1 par value - 1,000,000 shares
     authorized, 357,333 shares issued and outstanding        357,333         857,333
  Common Stock, $.01 par value - 10,000,000 shares
     authorized, 4,335,095 shares issued and outstanding       43,350          32,529
  Paid-in Capital                                           8,465,517       7,975,519
  Accumulated Deficit                                      (5,531,973)     (5,559,561)
-------------------------------------------------------------------------------------
     Total Shareholders' Equity                             3,334,227       3,305,820
-------------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity        $ 6,706,884     $ 6,923,171
=====================================================================================
The accompanying footnotes are an integral part of these consolidated financial statements.

                Sunrise Educational Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                                 For the Three Months
                                                   Ended October 31,
                                            -----------------------------
                                                1997               1996
===========================================================================
Operating Revenue
  Tuition and Other                         $3,846,800         $3,242,628
  Government Programs                          290,834            257,372
-------------------------------------------------------------------------
       Total Operating Revenue              $4,137,634         $3,500,000
-------------------------------------------------------------------------
Operating Expenses
  Payroll                                    1,832,064          1,614,921
  Facilities and Maintenance                 1,368,527          1,085,612
  General and Administrative                   548,125            423,517
  Government Programs                          228,978            260,950
-------------------------------------------------------------------------
       Total Operating Expenses              3,977,694          3,385,000
-------------------------------------------------------------------------
Income from Operations                         159,940            115,000

Other Income (Expense)
  Interest Income (Expense), net                (7,573)             8,297
  Other Income                                      --              9,330
-------------------------------------------------------------------------
       Total Other Income (Expense)             (7,573)            17,627
-------------------------------------------------------------------------
Net Income                                  $  152,367         $  132,627
=========================================================================
Net Income (Loss) Available
  for Common Stock                          $   28,429         $     (473)
=========================================================================
Net Income per Common Share
and Common Share Equivalent (Note 2)
    Primary                                 $     0.01         $    (0.00)
=========================================================================
Weighted Average Number of
  Common Shares and Common
  Share Equivalents Outstanding
    Primary                                  3,853,985          3,015,261
=========================================================================

The accompanying footnotes are an integral part of these consolidated financial statements.

                Sunrise Educational Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      For the Three Months
                                                                        Ended October 31,
                                                                    --------------------
                                                                        1997         1996
==========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $  152,367   $  132,627
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
     Depreciation and Amortization                                    196,794      156,379
     Amortized Gain on Sale of Real Estate                             (3,783)     (11,251)
     Deferred Rent                                                    (11,940)     (52,043)
     Provision for Doubtful Accounts                                   27,039       15,359
     Gain on Disposal of Property and Equipment                             0       (9,330)
     Changes in Assets and Liabilities, net of
      effect of businesses acquired:
        Increase in Accounts Receivable                               (56,135)    (171,761)
        Decrease (Increase) in Prepaid Expenses                       301,273     (102,032)
        Decrease (Increase) in Inventory and Other Current Assets       3,862       (7,280)
        (Increase) Decrease in Deposits and Other Assets             (134,704)     252,487
        Increase (Decrease) in Accounts Payable                        31,463     (155,097)
        (Decrease) Increase in Accrued Expenses                      (240,071)     188,245
        Decrease in Accrued Rental Reserve                           (164,989)     (73,048)
------------------------------------------------------------------------------------------
             Total Adjustments                                        (51,191)      30,628
------------------------------------------------------------------------------------------
               Net Cash Provided by Operating Activities              101,176      163,255
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Child Care Centers                                        --     (494,264)
  Purchases of Property and Equipment                                (115,507)    (394,469)
  Proceeds from Disposal of Property and Equipment                         --        9,330
------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                         (115,507)    (879,403)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of Dividends                                                     --     (133,100)
  Proceeds from Notes Payable                                          76,969       54,408
  Borrowings on Lines of Credit                                            --       50,000
  Payments on Notes Payable and Capital Leases                        (56,281)     (66,402)
------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities             20,688      (95,094)
------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                    6,357     (811,242)

Cash and Cash Equivalents, Beginning of Period                      1,212,806    2,630,616
------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                           $1,219,163   $1,819,374
==========================================================================================
Supplemental Disclosure of Cash Flow Information
      Cash Paid During the Period for Interest                     $   25,236   $   18,112
      Cash Paid for Income Taxes                                           --           --
      Note Payable Issued for Acquisition of Child Care Centers            --      425,000
==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               Sunrise Educational Services, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                October 31, 1997
                                  (Unaudited)

1.BASIS OF PRESENTATION
--------------------------------------------------------------------------------
     The fiscal year of Sunrise Educational Services, Inc. (the "Company") consists of eight four-week periods and four five-week periods. Each quarter of the Company's fiscal year consists of two four-week periods and one five-week period. The Company's fiscal year ends on the Saturday nearest July 31 of each year, and the first quarter ends on the Saturday nearest October 31. However, for clarity of presentation, all information has been presented as if the first quarter ended on October 31 and the fiscal year ended on July 31.

     The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the accompanying interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and cash flows for the three month periods ended October 31, 1997 and 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to amounts previously reported for fiscal 1997 to conform with the fiscal 1998 presentation. It is suggested that these interim financial statements be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

     The consolidated financial statements include the accounts of Sunrise Educational Services, Inc. and Sunrise Preschools Hawaii, Inc.

2.NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
--------------------------------------------------------------------------------
     Primary net income per share is computed by dividing net income available for common stock (net income less dividends accrued during the period on Series B and Series C Preferred Stock) by the weighted average number of common shares and common share equivalents outstanding during the period. Shares issuable upon the exercise of warrants and employee stock options that are considered antidilutive are not included in the weighted average number of common shares and common share equivalents outstanding. Fully diluted net income per share is not included because the calculation for that period is antidilutive.

3.INCOME TAXES
--------------------------------------------------------------------------------
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     As of July 31, 1997, net operating loss carryforwards totaled approximately $2,095,000, and expire through the year 2011. Accordingly, income taxes on income generated during the three month periods ended October 31, 1997 and 1996 have been offset by the available net operating loss carryforwards.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
================================================================================

THREE MONTHS ENDED OCTOBER 31, 1997 (FIRST QUARTER OF FISCAL 1998) COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996 (FIRST QUARTER OF FISCAL 1997)
--------------------------------------------------------------------------------

On October 31, 1997, the Company operated 33 child care centers versus 31 centers as of October 31, 1996 due to the opening of two new centers over the past 12 months. In addition, fiscal 1998 results include a full quarter of operations for four centers acquired during the first quarter of fiscal 1997.

Operating revenue - Operating revenue for the first quarter of fiscal 1998 was $4,137,634, an increase of $637,634., or 18%, from revenue of $3,500,000 for the first quarter of fiscal 1997. This increase was primarily due to the inclusion of revenues of the acquired and newly opened centers. In addition, lease revenue increased $58,940 due to the leasing of space at several centers to Sunray Charter Schools.

Operating expenses - Operating expenses for the first quarter of fiscal 1998 were $3,977,694 (96.1% of operating revenue), an increase of $592,694, or 18%, from operating expenses of $3,385,000 (97% of operating revenue) for the first quarter of fiscal 1997. This increase was primarily due to the acquired and newly opened centers.

     Payroll - Payroll expense for the first quarter of fiscal 1998 was $1,832,064 (44.3% of operating revenue), an increase of $217,143 from payroll expense of $1,614,921 (46% of operating revenue) for the first quarter of fiscal 1997. This increase was due to the acquired and newly opened centers, along with slightly higher average salaries at existing centers.

     Facilities and maintenance - Facilities and maintenance costs for the first quarter of fiscal 1998 were $1,368,527 (33.1% of operating revenue), an increase of $282,915 or 26.1% from facilities and maintenance costs of $1,085,612 (31% of operating revenue) during the first quarter of fiscal 1997. This increase was due to the acquired and newly opened centers, along with slightly higher same-center rents due to moderate rent increases at several of the centers.

     General and administrative - General and administrative expenses for the first quarter of fiscal 1998 were $548,125 (13.2% of operating revenue), an increase of $124,608, or 29.4%, from general and administrative expenses of $423,517 (12% of operating revenue) during the first quarter of fiscal 1997. This increase was primarily due to the acquired and newly opened centers. The remaining increase was due to moderate increases in other general and administrative costs such as advertising, investor relations and bank charges.

     Government Programs - Government program expenses for the first quarter of fiscal 1998 were $228,978 (5.5% of operating revenue), a decrease of $31,972, or 12%, from government program expenses of $260,950 (7% of operating revenue) during the first quarter of fiscal 1997. This decrease was primarily due to the tighter management of the government program expenses.

THREE MONTHS ENDED OCTOBER 31, 1997 (FIRST QUARTER OF FISCAL 1998) COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996 (FIRST QUARTER OF FISCAL 1997) (CONTINUED)
--------------------------------------------------------------------------------
Net Income - Net income for the first quarter of fiscal 1998 was $152,367 compared to $132,627 for the first quarter of fiscal 1997, primarily due to the acquired and newly opened centers, along with the increase in lease revenue.

TRENDS
--------------------------------------------------------------------------------
Same-center operating results remained stable from last year. Operations at the two newly opened centers continue to improve as these centers move through their initial "ramp-up" phase.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Net cash provided by operating activities for the first quarter of fiscal 1998 was $101,154. Cash was sufficient to meet the normal operating requirements of the Company. Due to amounts spent to equip the newly opened centers and to upgrade equipment at existing centers, working capital decreased by $168,742, from $720,395 at July 31, 1997 to $551,653 at October 31, 1997.

Net cash used in investing activities was $115,507, consisting of purchases of property and equipment.

Net cash provided by financing activities was $20,688, consisting of additional notes payable of $76,969. offset by repayments of notes payable and capital leases of $56,281. Dividends payable on Series B and C Preferred Stock as of October 31, 1997 were $168,310

The Company is current on all principal and interest payments on its notes payable.

The Company has four credit facilities with a financial institution totaling $3,000,000: 1) a $500,000 revolving working capital line, bearing interest at prime plus 1.50%; 2) a $1,000,000 nonrevolving line of credit for acquisition financing, bearing interest at prime plus 2.5%; (3) a $500,000 note for the purchase of vehicles and equipment bearing interest at prime plus 1.75%, and;
(4) a $1,000,000 term loan which was used to refinance the Company's existing notes payable and capital leases, bearing interest at 10.42% annually. These credit facilities are renewable each year on April 30, and are secured by the Company's accounts receivable, inventory, furniture, vehicles and equipment.

The Company currently expects that it will be able to renew the lines of credit under similar terms upon their maturity.
 However, if the credit facilities are not renewed, there is no assurance that they can be replaced. If the Company were unable to renew or replace these lines of credit and was then unable to repay any outstanding balance, the bank could foreclose on the collateral.

The Company plans to open several additional centers over the next 12 months. Under current plans, these centers will be constructed by a third party and the Company will then enter into long term leases for the land and buildings. Preopening costs of a center normally range between $90,000 and $110,000 per center. Management expects cash generated from operations and cash on hand to be sufficient to satisfy the needs at its existing schools for the next 12 months and to open the new centers as planned.

THREE MONTHS ENDED OCTOBER 31, 1997 (FIRST QUARTER OF FISCAL 1998) COMPARED TO THREE Months Ended October 31, 1996 (First Quarter of Fiscal 1997) (Continued)
--------------------------------------------------------------------------------
On September 2, 1997, the Company announced it had signed a definitive agreement to combine with Education Alternatives, Inc. (EAI). Under the agreement, Sunrise will operate as a wholly owned subsidiary of EAI. EAI is to acquire the Company for approximately $13.5 million in cash and stock, subject to adjustments. EAI, based out of Minneapolis, operates private schools and has been awarded a contract to operate 12 charter schools in Arizona. It is expected that the exchange of stock will be tax-free to Sunrise stockholders and that the merger, which is subject to the approval of stockholders of both companies and certain other conditions, will be completed by late December 1997.

During fiscal 1997, PSI was selected to operate charter schools in the State of Arizona. In September 1997, PSI opened several schools as Sunray Charter
Schools. The Company has agreed to manage and lease space to Sunray Charter Schools.

PART II OTHER INFORMATION


Items 1 - 5  Not applicable

Item 6       Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  Exhibit 11 - Statement Re: Computation of per share earnings

                  Exhibit 27 - Financial Data Schedule

             (b)  Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SUNRISE EDUCATIONAL SERVICES, INC.



Date: December 12, 1997            By: /s/ James R. Evans
      -----------------               ----------------------------------------
                                      James R. Evans
                                      Chairman of the Board of Directors
                                      and President (Principal Executive
                                      Officer)



     Signature                       Capacity                        Date
     ---------                       --------                        ----


/s/ Barbara L. Owens        Executive Vice President           December 12, 1997
------------------------    (Principal Financial Officer,
    Barbara L. Owens        Principal Accounting Officer)